Form 10-K405
period 1995-12-31
REDOX TECHNOLOGY CORP
filed 1997-05-13
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

Commission file Number 33-22142

                          REDOX TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                         55-0681106
          ------------------------------  ---------------------------
          State or other jurisdiction of        (IRS Employer
          incorporation or organization     Identification Number)


340 North Sam Houston Parkway East, Suite 250, Houston, Texas, 77060,
Tel: (713) 445-0020

Securities registered pursuant to Section 12(b) of the act: NONE

     Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $0.00005 PER SHARE
                   ------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 Days.   Yes        No   X
                                               ------     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Exhibit Index may be found after Folio F-7.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked price of the stock on December 31, 1995 was $5,562,500.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

           CLASS                      NUMBER OF SHARES OUTSTANDING ON:


        Common Stock                        DECEMBER 31, 1995
      par value $0.00005
                                                44,440,000


                      DOCUMENTS INCORPORATED BY REFERENCE

None.


                                     PART I

ITEM 1.   BUSINESS

The company is in its developmental stages and has not yet become operational. At the present time the company is engaging in research and development, specializing in new energy technologies and related new product design and development.

ITEM 2.   PROPERTIES.

None.

ITEM 3.   LEGAL PROCEEDINGS.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

a)   Market Information.

      (1) (i) The principal United States market in which the registrant's common stock has been traded is the NASD Over the Counter (OTC) Bulletin Board. The registrant's common stock began trading in August, 1993. Through the third and fourth quarters of 1993 the high sales price was $4.00 and the low sales price was $1.00. The Company's Common stock was suspended from trading in the First Quarter of 1994 due to delinquencies in certain filings. Having become current with respect to its filings, the Company sought a market maker which would reapply to the NASD to trade to Company's stock. The Company secured the services of Public Securities, Inc., Spokane, Washington, in providing market making services for the stock. Through the direct efforts of Public Securities, the NASD approved ReDOX Technology Corporation Common stock for reinstatement and listing under the symbol "RDOX" as of May 10, 1995.

          (ii) Since reinstatement of trading status in May 1995, the Company's stock under the symbol "RDOX", has experienced sales of stock at a high of 3/8 and a low of 1/32 per share through December 1995.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company filed pursuant to Rule 402(c) under Securities Act of 1993 a Form S-8 in October 1995 to register common stock of the Company to be issued pursuant to a compensation contract solely for a consultant of the Company who has provided bona fide services which were in connection with the offer or sale of securities in capital-raising transactions. The Form S-8 registration provided for the issuance of 300,000 fully paid, non-assessable common stock shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

As previously reported, this corporation is in developmental stages and has not yet become operational or conducted any business so as to become an income producing entity. The corporation continues to utilize capital borrowed from its principal shareholder, said capital's recognition as debt or equity contribution being negotiated as provided. Any such debt is covered by an unsecured Promissory Note, bearing interest at the rate of six percent (6%) per annum. The principal and interest on the Note is due and payable upon vote of the Directors that payment will not jeopardize the working capital of the corporation, or five (5) years from date of the Note, or whichever occurs earlier.

Through December 31, 1995 the corporation had utilized capital borrowed from its principal shareholder, Richard A. Szymanski. The amount borrowed by the corporation through December 31, 1994 was $186,023, which included principal and interest. Mr. Szymanski, as per an agreement with the corporation, provided for that entire amount to be contributed as Additional Paid-in Capital increasing the total Additional Paid-in Capital balance to $207,026, through December 31, 1994. Through December 31, 1995 an additional $33,212 was provided by Mr. Szymanski as operating capital and converted to Additional Paid-in Capital bringing the balance up to $308,238.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Registrants financial condition has not changed materially from December 31, 1994 to date herewith provided. To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski. Because the absence of revenues and the inability thus far to raise the capital necessary to commence manufacturing operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern.

See Exhibit 3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) (b)  Directors and Officers:  Identification of Directors and Officers.

The members of the Board of Directors of the company are elected by the shareholders at each annual meeting for a one year term. Officers are elected by the Directors at each annual meeting for a one year term, or until otherwise replaced by the Board of Directors. The following table sets forth certain information with respect to the Officers and Directors of the company.


=========================================================================
       NAME         AGE      OTHER OFFICE HELD       TERM   PERIOD SERVED
=========================================================================
                         Executive  Vice President
                         Secretary
Richard Szymanski   54   Director                   1 Year    36 Months
-------------------------------------------------------------------------
                         President/Treasurer
Benjamin Botello    45   Director                   1 Year    33 Months
-------------------------------------------------------------------------
Clifford A.  Jones  75   Secretary/Director         1 Year    33 Months
-------------------------------------------------------------------------
Paul L Parshall     54   Director                   1 Year    33 Months
-------------------------------------------------------------------------
                         Senior Vice President
Thomas Poung Au     49   Director                   1 Year    33 Months
=========================================================================


c)    Identification of Certain Significant Employees.  None.

d)    Family Relationships of All Officers and Directors.  None.

e)    Business Experience of All Officers and Directors.

          1)  Background during last 5 years.

Richard A. Szymanski has served as Executive Vice president and Director of the corporation since April 1993. During the past five (5) years, Mr. Szymanski has been employed by Hybrid Energy Corporation which is engaged in research and development. Hybrid Energy Corporation is not a parent, subsidiary or an affiliate of registrant. Mr. Szymanski has over 27 years experience in pioneering the use of computers for printing, publishing, typesetting and layout; supervising the writing, illustration, publishing and photography of major world events; and more recently the development and improvement of high density power sources.

Benjamin Botello has served as President, Treasurer and Director of the Corporation since April, 1993. During the past five (5) years Mr. Botello has been employed by San Jacinto Savings Association until 1990, and then by NGL Industries, Inc., to date. San Jacinto Savings Association is involved in commercial banking activities and NGL Industries, Inc., is involved in the development and financing of oil and gas properties; neither company is a parent, subsidiary or affiliate of the registrant. Additionally, Mr. Botello has been engaged in the development of energy related processing equipment and the development of a high energy battery cell. Mr. Botello served as an officer in the U.S. Army from 1971 to 1981. Mr. Botello has 9 years experience as a commercial banking officer. From 1981 through 1990 he served as an officer in a national banking institution with primary responsibility in establishing and maintaining loan portfolios.

Clifford A. Jones has served as Secretary and Director of the Corporation since April, 1993. Mr. Jones was the founder and Senior Partner of the firm of Jones, Close and Brown, Chartered Attorney-at-Law, in Las Vegas, Nevada, where he has been practicing law for the past 38 years. Mr. Jones served as Lieutenant Governor of the State of Nevada for two consecutive terms. He is listed in Who's Who in American Law and Who's Who in the World.

Thomas Poung Au has been a Director of the Corporation since April, 1993. During the past five (5) years Mr. Au has been employed by Poung Au Design. Poung Au Design serves as consultant to manufacturers in new product development. Poung Au Design is not a parent, subsidiary or affiliate of registrant. Mr. Au has over 25 years experience in interior and industrial design and marketing.

Paul L. Parshall has been a Director of the Corporation since April, 1993. During the past five (5) years Mr. Parshall has been employed by The Worthington Company, which is in the business of private consulting in money management and investments, is registered, pursuant to Section 203 of the Investment Advisors Act of 1940, with the U.S. Securities and Exchange Commission, is not a parent, subsidiary or affiliate of registrant. Mr. Parshall has over 30 years experience in mortgage banking; manufacturing; news media, through several companies founded by him, and private consulting in the field of money management and investment. Mr. Parshall's wife, Theodora Parshall is the principal of Transamerica Securities Ltd., which is the Company's stock transfer agent.

      (2)  Directorships.

            (a) Clifford A. Jones also serves as a Director of the following public corporation:

                  (i)  18 Greenway Environmental Services, Inc.

      (b) Paul L. Parshall also serves as a Director of the following public corporations:

            (i)      Edgewater Petroleum Ltd.
            (ii)     IIS Ltd.
            (iii)    National Sorbents
            (iv)     Family Health Systems, Inc.
            (v)      Dewey's Candy Company
            (vi)     Romarco Resources, Inc.
            (vii)    Life Choice, Inc.
            (vi)     Romarco Resources, Inc.
            (viii)   Bucaneer Casino & Hotels
            (ix)     Norton-BSA, Inc.
            (x)      Global Ecosystems, Inc.
            (xi)     Industrial Ecosystems, Inc.
            (xii)    Opti-Corp.
            (xiii)   Prime Air Inc.
            (xiv)    ITEK Corp.

(f)  Involvement in Certain Legal Proceedings.   None.

(g)  Promoters and Control Persons.   None.

ITEM 11.   EXECUTIVE COMPENSATION.

None

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      (a)  Certain Beneficial Owners.


================================================================================
                                               (3) Amount Nature
(1) Title of         (2) Name and Address         of Beneficial    (4) Percent
    Class             of Beneficial Owner          Ownership         of Class
--------------------------------------------------------------------------------
              Richard Szymanski
              15 White Oak Manor
Common Stock  Conroe, Texas 77304                 16,924,317 shares    38.12%
================================================================================

      (b)  Security Ownership of Management.


================================================================================
                                           (3) Amount Nature
                         (2) Name of         of Beneficial       (4) Percent of
(1) Title of Class    Beneficial Owner         Ownership              Class
--------------------------------------------------------------------------------
Common Stock          Richard Szymanski    16,924,317 Shares          38.12%
--------------------------------------------------------------------------------
Common Stock          Benjamin Botello      1,500,000 Shares           3.38%
--------------------------------------------------------------------------------
Common Stock          Clifford A. Jones     1,000,000 Shares           2.25%
--------------------------------------------------------------------------------
Common Stock          Paul L. Parshall      1,000,000 Shares           2.25%
--------------------------------------------------------------------------------
Common Stock          Thomas Poung Au       1,000,000 Shares           2.25%
================================================================================

     Note: As a group, the officers and directors beneficially own approximately 21,424,317 Shares.

Changes in Control.   None.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of the report:

      (1)  Articles of Incorporation and By-Laws

      (2)  Financial Statements

(b)  Reports on Form 8-K.

      May 10, 1995, Form 8-K filed with respect to approval by NASD for the listing of the Company stock on the Over the Counter (OTC) Electronic Bulletin Board service under the symbol "RDOX".

(c)  Exhibits:

      (3.i)  Articles of Incorporation

      (3.ii) By-Laws

      (99)   Recent Sales of Unregistered Securities

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDOX TECHNOLOGY CORPORATION

By: /s/ Richard A. Szymanski
   --------------------------------------------------
     Richard A. Szymanski / President / Director

Date:  5/31/96
     ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Benjamin Bottello
   --------------------------------------------------
     Benjamin Botello/Director

Date:  5/31/96
     ------------------

By: /s/ Thomas Poung Au
   --------------------------------------------------
     Thomas Poung Au/Director

Date:  5/31/96
     ------------------

                      FINANCIAL STATEMENTS, DECEMBER 1995

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                                 Balance Sheet
                               December 31, 1995
                                   Unaudited

                                     ASSETS


CURRENT ASSETS

    Cash - Checking                                      $        2,502
                                                         --------------

          Total Current Assets                                    2,502

FIXED ASSETS

    Office Equipment                                              8,395
    Acc Depr Office Eqpt                                        ( 3,414)
    Furniture and Fixtures                                       18,000
    Acc Depr Furn and Fixt                               (        7,200)
                                                         --------------
           Total Fixed Assets                                    15,731

OTHER ASSETS

    Patent (See notes 4 and 6)                                    1,500
    Security Deposits                                             1,159
    Organization Costs                                              550
         (Net of accumulated amortization $200)
                                                         --------------

         Total Other Assets                                       3,209

TOTAL ASSETS                                            $        21,492
                                                        ===============










                 See accompanying notes to financial statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                                 Balance Sheet
                               December 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT AND LONG TERM LIABILITIES                                             0
STOCKHOLDERS' EQUITY

     Common Stock, par value $.00005 per share                  $         2,220
     50,000,000 authorized; 44,400,000 issued and outstanding


     Additional Paid in Capital                                         308,238

     Accumulated Deficit                                        (       288,966)
                                                                ---------------
         Total Stockholders' Equity                                      21,492

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $        21,492
                                                                ===============







                 See accompanying notes to financial statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                   Statement of Income and Retained Earnings
                For the 12 Months Period Ended December 31, 1995

INCOME:
    Total Revenues                                     $          0

EXPENSES:

     Legal Fees                                                   0
     Professional Fees                                        8,070
     Rent                                                    11,590
     Telephone Expenses                                       5,474
     Office Supplies                                            774
     Postage Expenses                                         1,701
     Consulting Fees                                            278
     Repairs                                                      0
     Auto Expenses                                                0
     Advertising                                              4,871
     Travel and Entertainment                                 2,989
     Outside Contracting                                      1,000
     Miscellaneous Expenses                                   1,125
                                                       ------------

           Total Expenses                              (     37,872)

NET INCOME/(LOSS)                                      (     37,872)

NET INCOME/(LOSS) FOR THE YEAR                         (     37,872)

ACCUMULATED DEFICIT JAN 1, 1995                        (    251,094)
                                                       ============
ACCUMULATED DEFICIT DECEMBER 31, 1995                  (    288,966)
                                                       ============










                 See accompanying notes to financial statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                       Statement of Stockholders' Equity
                               December 31, 1995



        Common Stock $.00005 par value
              Authorized 50,000,000 Shares
              Issued 44,400,000 Shares                      $        2,220

        Additional paid in capital                                     900

        Accumulated Deficit                                 (       251,094)
                                                            ---------------

        Stockholders' Equity as of January 1, 1995          (       247,974)

        Additional paid in capital                                  307,338

        Net profit/(loss) for the period
              January 1, 1995 to December 31, 1995          (        37,872)
                                                            ---------------

        Stockholders' Equity as of December 31, 1995        $        21,492
                                                            ===============










                 See accompanying notes to financial statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                         Notes to Financial Statements
                               December 31, 1994

NOTE 1.  NATURE OF BUSINESS

REDOX TECHNOLOGY CORPORATION, was incorporated on April 25, 1988, under the laws of the State of Delaware. The original name of the corporation was DCUSA CORPORATION. DCUSA Management referred to the company as a 'blind pool' or 'blank check' company. Its primary business was to obtain an acquisition and/or merger transaction whereby its stockholders' would benefit. On June 1, 1993 the name of the corporation was changed to REDOX TECHNOLOGY CORPORATION. During 1993, the Company acquired a pending patent and all rights thereto which REDOX management intends to develop for commercial purposes.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES:
The company is currently operating at a loss. It has therefore not provided for income taxes.

ORGANIZATION COSTS:
The Company has capitalized the costs of organization and registration of its securities. Amortization is computed on a straight-line basis over sixty months commencing April 25, 1988. The company is no longer amortizing its organizational costs. These costs will be written off at such time that it may be determined that the company has been unsuccessful in its efforts to attract a suitable partner.

NOTE 3.  FIXED ASSETS

In January 1994, the Company received furniture and office equipment from Mr. Richard Szymanski as part of a Sale Contract and Bulk Transfer Agreement between Mr. Szymanski and the Company. The assets have been recorded in the books at their fair market value of $25,000.

NOTE 4.  PATENT ACQUISITION

On April 9, 1993 the Company acquired all interest in a U.S. Patent Pending application titled "EMERGENCY RESERVE BATTERY." It involves high density energy technology to enhance battery cells. The rights to the patent pending were acquired in exchange for fifteen million (15,000,000) shares of par value
 .001 per share, with actual value of the intellectual property so acquired to
be determined by an independent agency.   For purpose of prior statements, the
value is shown as $1,500, to be adjusted and recognized as Additional Paid-in Capital to the Company upon receipt of the independent agency's reported valuation. The fair market value of this property is computed at $5,200,000. This value has been determined by Battelle Memorial Institute which is an independent valuation agency. Management has decided to record this property on the books at its fair market value.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                   Notes to Financial Statements (Continued)
                               December 31, 1995

NOTE 5.  COMMON STOCK

On April 9, 1993, the number of outstanding shares of the Company's Common Stock was increased by fifteen million (15,000,000) shares. These fifteen million (15,000,000) shares were issued to Richard A. Szymanski in exchange for assignment of all rights to the pending patent application (see note 4 above). On June 16, 1993 and July 20,1993, the Board of Directors of the Company resolved that a three year common stock purchase stock option be granted to each of the following directors:

              Clifford Jones               50,000 shares
              Thomas Poung Au              50,000 shares
              Benjamin Botello            100,000 shares
              Paul Parshall                50,000 shares
              Robert Vickers               50,000 shares

These options could be exercised by the individuals at their discretion, at any time within a period of three years by paying the corporation an amount equal to the par value of $.001 per share for each share purchased under the option. Each director listed above has exercised his option.

On June 25, 1993, the Board of Directors approved a one for ten (1:10) reverse stock split of its common stock.

NOTE 6.  ADDITIONAL PAID IN CAPITAL

The cost of Furniture and equipment acquired during the year was $0. (See note
3). The fair market value has been determined at $25,000. The corporation has decided to record the asset in the books at the fair market value. The difference between the acquisition cost and the fair market value has therefore been transferred to additional paid in capital.

As of March 31, 1994, the corporation was utilizing capital borrowed from its principal shareholder, Richard A. Szymanski. The principal and interest due on
the note as of that date was   $120,539.  As per an agreement with Mr.
Szymanski, the entire balance due to him was converted to Additional Paid-in Capital.

NOTE 7.  CHANGE OF FISCAL YEAR

On June 16, 1993, the Board of Directors approved the change of fiscal year of the corporation from beginning on June 1 and ending on May 31, to beginning on January 1 and ending December 31.

                                 EXHIBITS INDEX


     The Exhibits referred to herein and attached hereto are more particularly described below. In addition, certain other Exhibits have been attached hereto, as supplementary information, which may assist in further understanding of the overall information presented.

              DESCRIPTION OF EXHIBITS (SUPPLEMENTAL OR OTHERWISE)
                                   SUBMITTED

               EXHIBIT NO.        DESCRIPTION OF EXHIBIT
               -----------        ----------------------

                  3.i             Articles of Incorporation

                  3.ii            ByLaws.

                  27              Financial Data Schedule

                  99              Miscellaneous/Recent sales of
                                  unregistered securities.