Form 10-K405/A
period 1995-12-31
REDOX TECHNOLOGY CORP
filed 1997-05-13
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  AMENDMENT I

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
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 Days.   Yes        No    X
                                                -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Exhibit Index may be found after Folio F-9.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked price of the stock on December 31, 1995 was $5,562,500.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

     CLASS                        NUMBER OF SHARES OUTSTANDING ON:

     Common Stock                     DECEMBER 31, 1995
 par value $0.00005
                                          44,400,000


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

           (ii) Since reinstatement of trading status in May 1995, the Company's stock under the symbol "RDOX", has experienced sales of stock at a high of 3/8 and a low of 1/31 per share through December 1995.

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


=========================================================================
       NAME         AGE      OTHER OFFICE HELD       TERM   PERIOD SERVED
=========================================================================
                         Executive  Vice President
                         Secretary
Richard Szymanski   54   Director                   1 Year    36 Months
                         President/Treasurer
-------------------------------------------------------------------------
Benjamin Botello    45   Director                   1 Year    33 Months
-------------------------------------------------------------------------
Clifford A.  Jones  75   Secretary/Director         1 Year    33 Months
-------------------------------------------------------------------------
Paul L Parshall     54   Director                   1 Year    33 Months
-------------------------------------------------------------------------
                         Senior Vice President
Thomas Poung Au     49   Director                   1 Year    33 Months
=========================================================================


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

Date: 7/30/96
     ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Benjamin Bottello
   --------------------------------------------------
     Benjamin Botello/Director

Date: 7/30/96
     ---------------------

By: /s/ Thomas Poung Au
   --------------------------------------------------
     Thomas Poung Au/Director

Date: 7/30/96
     ---------------------

                      FINANCIAL STATEMENTS, DECEMBER 1995

WANT & ENDER, CPA, P.C.
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS                      37 East 28th Street, 8th Floor
                                                  New York, NY 10016
MARTIN ENDER, CPA                                 Telephone (212) 684-2414
STANLEY Z. WANT, CPA, CFP                         Fax (212) 684-5433



                          Independent Auditor's Report

To the Shareholders and Board of Directors:
REDOX TECHNOLOGY CORPORATION


We have audited the accompanying balance sheet of REDOX TECHNOLOGY CORPORATION at December 31, 1995 and the related statements of income and retained earnings, stockholders' equity and cash flows for the year then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet begun operations, and as such, has sustained recurring losses. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDOX TECHNOLOGY CORPORATION at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with general accepted accounting principles.



Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
July 16, 1996

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                                 Balance Sheet
                               December 31, 1995

                                     ASSETS

CURRENT ASSETS


     Cash - Checking                                           $      671
                                                               ----------

               Total Current Assets                                   671

FIXED ASSETS (SEE NOTE 3)

      Office Equipment                                              8,395
      Acc Depr Office Eqpt                                        ( 3,358)
      Furniture and Fixtures                                       18,000
      Acc Depr Furn and Fixt                                   (    7,200)
                                                               ----------
                Total Fixed Assets                                 15,837

OTHER ASSETS

      Patent (See notes 4 and 8)                                    1,500
      Security Deposits                                             1,159
      Organization Costs                                              400
         (Net of accumulated amortization $200)

                                                               ----------
                Total Other Assets                                  3,059
                                                               ----------
TOTAL ASSETS                                                   $   19,567
                                                               ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

      Common Stock, par value $.00005 per share                $    2,205
      50,000,000 authorized; 44,400,000 issued and outstanding
      (See note 5 and 10)


      Additional Paid in Capital (See note 6 and 10)              308,239

      Accumulated Deficit                                      (  290,877)
                                                               ----------
                Total Stockholders' Equity                         19,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   19,567
                                                               ==========

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                   Statement of Income and Retained Earnings
                      For the year Ended December 31, 1995


INCOME:

     Total Revenues                                            $        0

EXPENSES:


     Professional Fees                                              8,573
     Rent                                                          11,616
     Telephone Expenses                                             7,006
     Office Supplies                                                4,296
     Postage Expenses                                               1,700
     Local Travel                                                     802
     Bank and Finance Charges                                          82
     Advertising                                                      278
     Depreciation                                                   5,279
     Amortization                                                     150
                                                               ----------

     Total Expenses                                            (   39,783)

                                                               ----------
NET INCOME/(LOSS) FOR THE YEAR                                 (   39,783)

ACCUMULATED DEFICIT JAN 1, 1995                                (  251,094)
                                                               ==========

ACCUMULATED DEFICIT DECEMBER 31, 1995                          (  290,877)
                                                               ==========








                 See accompanying notes to financial statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                       Statement of Stockholders' Equity
                               December 31, 1995



        Common Stock $.00005 par value
              Authorized 50,000,000 Shares
              Issued 44,400,000 Shares                         $    2,205

        Additional paid in capital                                275,026

        Accumulated Deficit                                    (  251,094)
                                                               ----------

        Stockholders' Equity as of January 1, 1995                 26,137

        Additional paid in capital (See note 6)                    33,212

        Net profit/(loss) for the period
              January 1, 1995 to December 31, 1995             (   39,782)
                                                               ----------

        Stockholders' Equity as of December 31, 1995           $   19,567
                                                               ==========






                 See accompanying notes to financial statements

                          REDOX TECHNOLOGY CORPORATION
                            Statement of Cash Flows
                     For the Period Ended December 31, 1995



                                                        Current Year
                                                          12-31-95
                                                        ------------
      Cash Flows from Operating Activities
            Net Income                                  (     39,783)
      Adjustments to Reconcile Net Income to Net
            Cash Provided by Operating Activities:
            Depreciation and Amortization                      5,429
                                                        ------------
      Total Adjustments                                        5,429
                                                        ------------

      Net Cash Provided (Used) By Operating Activities  (     34,354)
                                                        ------------

      Cash Flows from Financing Activities
            Proceeds from Additional Paid-in Capital          33,212
                                                        ------------

      Net Cash Provided (Used) By Financing Activities        33,212


      Net Increase (Decrease) in Cash                   (      1,141)
      Cash at Beginning of Period                              1,812
                                                        ------------


      Cash at End of Period                                      671
                                                        ------------

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                         Notes to Financial Statements
                               December 31, 1995

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

NOTE 4.  PATENT ACQUISITION

On April 9, 1993 the Company acquired all interest in a U.S. Patent Pending application titled "EMERGENCY RESERVE BATTERY." It involves high density energy technology to enhance battery cells. The rights to the patent pending were acquired in exchange for fifteen million (15,000,000) shares of par value
 .0001 per share, with actual value of the intellectual property so acquired to
be determined by an independent agency.   For purpose of financial statements,
the value is shown as $1,500. Management decided to record the property on the books at the aggregate par value $1,500. The value of this property is computed at $5,200,000. This value has been determined by Battelle Memorial Institute which is an independent valuation agency.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                   Notes to Financial Statements (Continued)
                               December 31, 1995

NOTE 5.  COMMON STOCK

On April 9, 1993, the number of outstanding shares of the Company's Common Stock was increased by fifteen million (15,000,000) shares. These fifteen million (15,000,000) shares were issued to Richard A. Szymanski in exchange for assignment of all rights to the pending patent application (see note 4 above). On June 16, 1993 and July 20,1993, the Board of Directors of the Company resolved that a three year common stock purchase stock option be granted to each of the following individuals:

            Clifford Jones                     50,000 shares
            Thomas Poung Au                    50,000 shares
            Benjamin Botello                  100,000 shares
            Paul Parshall                      50,000 shares
            Robert Vickers                     50,000 shares

These options could be exercised by the individuals at their discretion, at any time within a period of three years by paying the corporation an amount equal to the par value of $.0001 per share for each share purchased under the option. Each director listed above has exercised his option.

On June 25, 1993, the Board of Directors approved a one for ten (1:10) reverse stock split of its common stock. Additionally, on June 13, 1994, the Board of Directors approved a twenty for one (20:1) forward split of the company's Common stock, for stockholders of record at June 9, 1994.

NOTE 6.  ADDITIONAL PAID IN CAPITAL

The cost of Furniture and equipment acquired during the year was $0. (See note
3). The fair market value has been determined at $25,000. The corporation has decided to record the asset in the books at the fair market value. The difference between the acquisition cost and the fair market value has therefore been transferred to additional paid in capital.

As of March 31, 1994, the corporation was utilizing capital borrowed from its principal shareholder, Richard A. Szymanski. The principal and interest due on the note as of December 31, 1993 was $88,358, and the principal and interest due as of March 31, 1994 was $120,539 there having been an additional $32,181 accrued during the first quarter 1994. As per an agreement with Mr. Szymanski, the entire balance due to him was converted to Additional Paid-in Capital. For all of 1994, that amount was $186,023, there has been $153,842 directly posted to Additional Paid-in Capital during the second, third, and fourth quarters 1994. During 1995 an additional $33,212 has been contributed to Additional Paid-in Capital by Richard A. Szymanski.

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

NOTE 8.  ALTERATIONS TO PREVIOUS FINANCIAL STATEMENTS FOR THE SAME PERIOD

The original audited balance sheet as at March 31, 1994 recognized the patent at its fair market value of $5,200,000 (see Note 4), with the corresponding value assigned to Additional Paid-in Capital. Management decided to revise the March 31, 1994 financial statement to recognize the patent's value at $1,500, with corresponding value assigned to Additional Paid-in Capital.

NOTE 9.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because the Company has not yet commenced operations, it is entirely dependent upon the continued contributions of capital and other resources provided by its principals until such time as sufficient capital can be raised from other sources (e.g. from the sale of the Company's authorized but unissued Common stock) to commence production for sale of its products. Therefore, the assumption that the Company is a going concern, is entirely determined upon the uncertain ability of the Company to raise capital in such an amount as would be necessary to commence operations and produce sufficient cashflow therefrom to survive.

NOTE 10.  ADJUSTMENTS TO STOCKHOLDERS' EQUITY ENTRIES

The sum of Two Hundred and Fifty five Dollars ($255.00) has been transferred from Additional Paid-in Capital to Common Stock at Par Value. This has been done to reflect the par value of all of the Company's Common Stock outstanding.

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