Form 10-Q
period 1996-03-31
REDOX TECHNOLOGY CORP
filed 1997-05-13
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549



                                    FORM 10Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996

                        Commission File Number: 33-22142

                          REDOX TECHNOLOGY CORPORATION


  Delaware Corporation                                   55-0681106
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                 340 North Sam Houston Parkway East, Suite 250
                             Houston, Texas  77060
                                 (713) 445-0020


                               DCUSA CORPORATION
        (Former Name and former fiscal year, changed since last report)


                           -----------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X    NO
                                      ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                             NUMBER OF SHARES OUTSTANDING
                                                ON: MARCH 31, 1996

      Common Stock
par value $0.00005 per share                         44,400,000

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION
          (Hereinafter referred to as Registrant or Company)

         Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of March 31, 1996, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

         As discussed in the Notes to these financial statements, these statements have been prepared on the presumption that the Company is and will remain a going concern. The Registrant's long-term survival, and its ability to generate revenues from operations is contingent upon raising capital in sufficient amounts to commence operations for production and sale of its products. The likelihood of this acquisition of capital is uncertain, and the Registrant cannot assure success in so doing. If Registrant does not receive suitable funding, the Company will continue to incur losses, and could be unable to continue as a going concern. The accompanying financial statements do not include any provisions for the outcome of this uncertainty.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                              as of March 31, 1996



                                     ASSETS


Current Assets:

         Cash - Checking                                        $    912
                                                                --------

FIXED ASSETS: (See Note 3)

         Office Equipment                                       $  8,395
         Acc Depr Office Eqpt                                     (3,778)
         Furniture & Fixtures                                     18,000
         Acc Depr Furn and Fixt                                   (8,100)
                                                                --------

TOTAL FIXED ASSETS                                              $ 14,517
                                                                --------


OTHER ASSETS:

         Patent (See note 4 and 8)                              $  1,500
         Security Deposits                                         1,159
         Organization Costs - Net of Amortization                    400
                 (Goodwill)                                     $ 50,000
                                                                --------

                           TOTAL OTHER ASSETS                     53,059
                                                                --------


TOTAL ASSETS                                                    $ 68,488
                                                                ========





                 See accompanying notes to Financial Statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                              as of March 31, 1996



                      LIABILITIES AND SHAREHOLDERS' EQUITY




STOCKHOLDERS' EQUITY:

         Common Stock, par value $.00005 per share
         100,000,000 authorized. 45,400,000 issued and
         outstanding (See note 5 and 10)                               $   2,220

                 Additional Paid-in Capitol (See note 6 and 10)          371,775
                 Accumulated Deficit                                    (305,507)
                                                                       ---------

                                   TOTAL SHAREHOLDERS EQUITY           $  68,488
                                                                       ---------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  68,488
                                                                       =========





                 See accompanying notes to Financial Statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning
                     for Three Months Ending March 31, 1996



INCOME:

         Total Revenues                                               $       0
                                                                      ---------


EXPENSES:

         Professional Fees                                            $   3,880
         Rent                                                             3,312
         Telephone Expense                                                1,420
         Office Supplies                                                    224
         Consulting Services                                              3,057
         Taxes                                                              817
         Depreciation                                                     1,320
         Contract Labor                                                     600
                                                                      ---------

                           TOTAL OPERATING EXPENSES                     (14,630)
                                                                      ---------

NET INCOME (Loss) FOR THE PERIOD                                        (14,630)
                                                                      =========

ACCUMULATED DEFICIT - December 31, 1995                                (290,877)
                                                                      ---------


ACCUMULATED DEFICIT - MARCH 31, 1996                                   (305,507)
                                                                      =========





                 See accompanying notes to Financial Statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                       Statement of Stockholders' Equity
                                 March 31, 1996



Common Stock $.00005 par value
         Authorized 50,000,000 Shares
         Issued 44,400,000 Shares              $   2,220


ADDITIONAL PAID-IN CAPITAL                     $ 308,239

ACCUMULATED DEFICIT                             (290,877)
                                               ---------

STOCKHOLDERS' EQUITY as of December 31, 1995      19,582

ADDITIONAL PAID-IN CAPITAL (See note 6)           63,536

Net Profit/(Loss) for the period
         January 1, 1996 to March 31, 1996       (14,630)
                                               ---------




STOCKHOLDERS' EQUITY - MARCH 31, 1996          $  68,488
                                               =========





                 See accompanying notes to Financial Statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                             Statement of Cash Flow
                      For the period Ended March 31, 1996





CASH FLOW FROM OPERATING ACTIVITIES

         Net Income                                    (14,630)


ADJUSTMENT TO RECONCILE NET INCOME TO
         NET CASH PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                   1,320
                                                      --------


TOTAL ADJUSTMENTS                                        1,320
                                                      --------


NET CASH PROVIDED (Used) BY OPERATION ACTIVITIES       (13,310)
                                                      --------


CASH FLOW FROM FINANCING ACTIVITIES

         Proceeds from Additional Paid-In Capital       63,536
                                                      --------


NET CASH PROVIDED (Used) BY FINANCING ACTIVITIES        63,536
                                                      --------


NET INCOME (Decrease) IN CASH                         $    241


CASH AT BEGINNING OF PERIOD                                671
                                                      --------

CASH AT END OF PERIOD                                 $    912
                                                      ========





                 See accompanying notes to Financial Statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                         Notes to Financial Statements
                                 March 31, 1996



NOTE 1.  NATURE OF BUSINESS

REDOX TECHNOLOGY CORPORATION, was incorporated on April 25, 1988, under the laws of the State of Delaware. The original name of the corporation was DCUSA CORPORATION. DCUSA Management referred to the company as a "blind pool" or "blank check" company. Its primary business was to obtain an acquisition and/or merger transaction whereby its stockholders would benefit. On June 1, 1993, the name of the corporation was changed to REDOX TECHNOLOGY CORPORATION. During 1993, the Company acquired a pending patent and all rights thereto which REDOX Management intends to develop for commercial purposes.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES:

The Company is currently operating at a loss. It has therefore not provided for income. taxes.

ORGANIZATION COSTS:

The Company has capitalized the costs of organization and registration of its securities. Amortization is computed on a straight-line basis over sixty months commencing April 25, 1988. The Company is no longer amortizing its organizational cost. These costs will be written off at such time that it may be determined that the company has been unsuccessful in its efforts to attract a suitable partner.

NOTE 3.  FIXED ASSETS

In January 1994, the Company received furniture and office equipment from Mr. Richard Szymanski as part of a Sale Contract and Bulk Transfer Agreement between Mr. Szymanski and the Company. The assets have been recorded in the books at their fair market value of $25,000.

NOTE 4.  PATENT ACQUISITION

On April 9, 1993 the Company acquired all interest in a U.S. Patent Pending application titled "EMERGENCY RESERVE BATTERY". It involves high density energy technology to enhance battery cells. The rights to the patent pending were acquired in exchange for fifteen million (15,000,000) shares of par value
 .0001 per share, with actual value of the intellectual property so acquired to be determined by an independent agency. For purpose of financial statements, the value is shown as $1,500. Management decided to record the property on the books at the aggregate par value $1,500. The value of this property is computed at $5,200,000. This value has been determined by Battelle Memorial Institute which is an independent valuation agency.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 March 31, 1996



NOTE 5.  GOODWILL

This represents amounts paid for the acquisition of Dcusa Corporation by Richard Szymanski. This is reflected on the books as contribution to Capital Paid-In.

NOTE 6.  COMMON STOCK

On April 9, 1993, the number of outstanding shares of the Company's Common Stock was increased by fifteen million (15,000,000) shares. These fifteen million (15,000,000) shares were issued to Richard A. Szymanski in exchange for assignment of all rights to the pending patent application (See note 4 above). On June 16, 1993 and July 20, 1993, the Board of Directors of the Company resolved that a three year common stock purchase stock option be granted to each of the following individuals:

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

NOTE 7.  ADDITIONAL PAID-IN CAPITAL

The cost of furniture and equipment acquired during the year was $0 (See note
3). The fair market value has been determined at $25,000. The corporation has decided to record the asset in the books at the fair market value. The difference between the acquisition cost and the fair market value has therefore been transferred to additional paid-in capital.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 March 31, 1996



NOTE 7.  ADDITIONAL PAID-IN CAPITAL (Continued)

As of March 31, 1994, the corporation was utilizing capital borrowed from its principal share holder, Richard A. Szymanski. The principal and interest due on the note as of December 31, 1993 was $88,358, and the principal and interest due as of March 31, 1994 was $120,539 there having been an additional $32,181 accrued during the first quarter 1994. As per an agreement with Mr. Szymanski, the entire balance due to him was converted to Additional Paid-In Capital. For all of 1994, that amount was $186,023, there has been $153,842 directly posted to Additional Paid-In Capital during the second, third, and fourth quarters of 1994, in addition to the $32,181 transferred thereto from the first quarter of 1994. During 1995 an additional $33,212 has been contributed to Additional Paid-In Capital by Richard A. Szymanski. During the first quarter of 1996 an additional amount of $63,536 has been contributed to Paid-In Capital by Richard Szymanski.

NOTE 8.  CHANGE OF FISCAL YEAR

On June 16, 1993, the Board of Directors approved the change of fiscal year of the corporation from beginning on June 1 and ending on May 31, to beginning on January 1 and ending December 31.

NOTE 9.  ALTERATIONS TO PREVIOUS FINANCIAL STATEMENTS FOR THE SAME PERIOD.

The original audited balance sheet as of March 31, 1994 recognized the patent at its fair market value of $5,200,000 (See note 4), with the corresponding value assigned to Additional Paid-In Capital. Management decided to revise the March 31, 1994 financial statement to recognize the patent's value at $1,500, with corresponding value assigned to Additional Paid-In Capital.

NOTE 10.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because the Company has not yet commenced operations, it is entirely dependent upon the continued contributions of capital and other resources provided by its principals until such time as sufficient capital can be raised from other sources (e.g. from the sale of the Company's authorized but unissued Common stock) to commence production for sale of its products. Therefore, the assumption that the Company is a going concern, is entirely determined upon the uncertain ability of the Company to raise capital in such an amount as would be necessary to commence operations and produce sufficient cash flow therefrom to survive.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 March 31, 1996



NOTE 11.  ADJUSTMENTS TO STOCKHOLDERS' EQUITY ENTRIES

The sum of Two Hundred and Fifty-Five Dollars ($255.00) has been transferred from Additional Paid-In Capital to Common Stock at Par Value. This has been done to reflect the par value of all of the Company's Common Stock outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         As previously reported, this corporation is in development stage and has not yet conducted any business so as to become an income producing entity. The Company continues to utilize capital borrowed from it principal shareholder, said capital's recognition as or equity contribution is being negotiated as required.

         Management ordered financial statements audited at March 31, 1994 to include results of a patent valuation report, as management felt that the "fair market value" of its proprietary technology was appropriate to reflect as an asset of the Company. The fair market value, as derived from that independent valuation report was determined to be Five Million Two Hundred Thousand Dollars, and this value was accordingly posted to Long-term Assets, and to Additional Paid-in Capital on the Company's Balance Sheet at March 31, 1994. These values were then carried to the compilations at June 30, 1994 and September 30, 1994. Subsequently, in consultation with financial, legal and securities counsels on the matter, management ordered its accountant to re-audit the financial statements at March 31, 1994, removing the value of $5,200,000 placed on the patent technology, and replacing it with $1,500 which was the aggregate par value of the Common Stock which was transferred in consideration for that technology having been transferred to the Company. This patent value is now carried on the most recent audited financial statement of December 31, 1995.

         Registrant's financial condition has not changed materially from December 31, 1995 to the date of the financial statements herewith provided.
To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski. The Notes to the Company's financial statements, as well as the Independent Auditor's Report, indicate the doubt about the Company's ability to continue as a going concern without the addition of financial capital. Because of the absence of revenues and the inability thus far to raise the capital necessary to commence operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern. However, the principal continues to infuse capital necessary to maintain the operations of the Company in a non-manufacturing status while additional capital is being sought.

                                    PART II
                               OTHER INFORMATION



ITEM 1.          LEGAL PROCEEDINGS
                 None

ITEM 2.          CHANGES IN SECURITIES
                 None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None

ITEM 5.          OTHER INFORMATION

                 The Company elected Standard & Poor's for corporate financial coverage. Standard & Poor's published the initial description of the Company in its publication, the Daily News, Corporation Records Service portion on September 20, 1995.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K (S 229.30 of this chapter)

                 (a) Exhibits.
                       None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              REDOX TECHNOLOGY CORPORATION
                                              (Registrant)

DATE: 5/11/96                                 /s/ Richard A. Szymanski
      ----------------------------            ----------------------------------
                                              Richard A. Szymanski
                                              Treasurer/Director

                                EXHIBIT INDEX


                       27  --  Financial Data Schedule