Form 10-Q
period 1996-06-30
REDOX TECHNOLOGY CORP
filed 1997-05-13
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549



                                    FORM 10Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996

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

                           -------------------------

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
                                               ON: JUNE 30, 1996
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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                              as of June 30, 1996



                                     ASSETS

Current Assets:

         Cash - Checking                                         $    885
                                                                 --------
FIXED ASSETS: (See Note 3)

         Office Equipment                                        $  8,395
         Acc Depr Office Eqpt                                      (4,198)
         Furniture & Fixtures                                      18,000
         Acc Depr Furn and Fixt                                    (9,000)
                                                                 --------

TOTAL FIXED ASSETS                                               $ 13,197
                                                                 --------


OTHER ASSETS:

         Patent (See note 4 and 8)                               $  1,500
         Security Deposits                                          1,159
         Organization Costs - Net of Amortization                     400
                  (Goodwill)                                     $ 50,000
                                                                 --------
                             TOTAL OTHER ASSETS
                                                                   53,059
                                                                 --------

TOTAL ASSETS                                                     $ 67,141
                                                                 ========




                 See accompanying notes to Financial Statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                              as of June 30, 1996



                      LIABILITIES AND SHAREHOLDERS' EQUITY




STOCKHOLDERS' EQUITY:

     Common Stock, par value $.00005 per share
     100,000,000 authorized. 45,400,000 issued and
     outstanding    (See note 5 and 10)                                            $   2,220

              Additional Paid-in Capitol    (See note 6 and 10)                      379,379
              Accumulated Deficit                                                   (314,458)
                                                                                   ---------
                                       TOTAL SHAREHOLDERS EQUITY                   $  67,141
                                                                                   =========

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  67,141
                                                                                   =========






                 See accompanying notes to Financial Statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning for the Six Months Ending June 30, 1996



INCOME:

         Total Revenues                                                $       0
                                                                       ---------


EXPENSES:

         Professional Fees                                             $   5,017
         Rent                                                              6,624
         Telephone Expense                                                 2,830
         Office Supplies                                                   2,002
         Consulting Services                                               3,057
         Taxes                                                               817
         Advertising                                                         200
         Depreciation                                                      2,640
         Auto Expense                                                        394
                                                                       ---------

                           TOTAL OPERATING EXPENSES                      (23,581)
                                                                       ---------

NET INCOME (Loss) FOR THE PERIOD                                         (23,581)
                                                                       =========

ACCUMULATED DEFICIT - December 31, 1995                                 (290,877)
                                                                       ---------


ACCUMULATED DEFICIT - JUNE 30, 1996                                     (314,458)
                                                                       =========





                 See accompanying notes to Financial Statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                       Statement of Stockholders' Equity
                                 June 30, 1996



Common Stock $.00005 par value
         Authorized 50,000,000 Shares
         Issued 44,400,000 Shares              $   2,220


ADDITIONAL PAID-IN CAPITAL                     $ 308,239

ACCUMULATED DEFICIT                             (290,877)
                                               ---------

STOCKHOLDERS' EQUITY as of December 31, 1995      19,582

ADDITIONAL PAID-IN CAPITAL (See note 6)           71,140

Net Profit/(Loss) for the period
         January 1, 1996 to June, 1996           (23,581)
                                               ---------




STOCKHOLDERS' EQUITY - JUNE 30, 1996           $  67,141
                                               =========






                 See accompanying notes to Financial Statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                             Statement of Cash Flow
                       For the period Ended June 30, 1996





CASH FLOW FROM OPERATING ACTIVITIES

         Net Income                                    (23,581)


ADJUSTMENT TO RECONCILE NET INCOME TO
         NET CASH PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                   2,620
                                                      --------

TOTAL ADJUSTMENTS                                        2,620
                                                      --------

NET CASH PROVIDED (Used) BY OPERATION ACTIVITIES       (20,961)
                                                      --------


CASH FLOW FROM FINANCING ACTIVITIES

         Proceeds from Additional Paid-In Capital       71,140
                                                      --------

NET CASH PROVIDED (Used) BY FINANCING ACTIVITIES        71,140
                                                      --------

NET INCOME (Decrease) IN CASH                         $      1

CASH AT BEGINNING OF PERIOD                                884
                                                      --------
CASH AT END OF PERIOD                                 $    885
                                                      ========



                 See accompanying notes to Financial Statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                         Notes to Financial Statements
                                 June 30, 1996



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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 June 30, 1996



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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 June 30, 1996



NOTE 7.  ADDITIONAL PAID-IN CAPITAL (Continued)

As of March 31, 1994, the corporation was utilizing capital borrowed from its principal shareholder, Richard A. Szymanski. The principal and interest due on the note as of December 31,1993 was $88,358, and the principal and interest due as of March 31, 1994 was $120,539 there having been an additional $32,181 accrued during the first quarter 1994. As per an agreement with Mr. Szymanski, the entire balance due to him was converted to Additional Paid-In Capital. For all of 1994, that amount was $186,023, there has been $153,842 directly posted to Additional Paid-In Capital during the second, third, and fourth quarters of 1994, in addition to the $32,181 transferred thereto from the first quarter of 1994. During 1995 an additional $33,212 has been contributed to Additional Paid-In Capital by Richard A. Szymanski. During the first six months of 1996 an additional amount of $71,140 has been contributed to Paid-In Capital by Richard Szymanski.

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 June 30, 1996



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

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (S 229.30 of this chapter)

         (a) Exhibits.
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         REDOX TECHNOLOGY CORPORATION
                                         (Registrant)

DATE: 08/14/96                           /s/ Richard A. Szmanski
     -------------------                 --------------------------------
                                         Richard A. Szymanski
                                         Treasurer/Director

                                EXHIBIT INDEX


                       27  --  Financial Data Schedule