Form 10-Q
period 1996-09-30
REDOX TECHNOLOGY CORP
filed 1997-05-13
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                    FORM 10Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

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

         CLASS                                 NUMBER OF SHARES OUTSTANDING
                                                    ON: SEPTEMBER 30, 1996

     Common Stock
par value $0.00005 per share                              45,400,000

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION
          (Hereinafter referred to as Registrant or Company)

         Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of September 30, 1996, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                            as of September 30, 1996



                                 ASSETS
Current Assets:

         Cash in Bank                                            $      957
                                                                 ----------

FIXED ASSETS: (See Note 3)

         Office Equipment                                        $    8,395
         Furniture & Fixtures                                        18,000
                                                                 ----------

                            TOTAL                                    26,395

         Less Accumulated Depreciation                              (14,518)
                                                                 ----------

TOTAL FIXED ASSETS                                               $   11,877
                                                                 ----------


OTHER ASSETS:

         Patent (See note 4 and 8)                               $    1,500
         Security Deposits                                            1,159
         Organization Costs                                             400
         Goodwill                                                $   50,000
                                                                 ----------

                            TOTAL OTHER ASSETS                       53,059
                                                                 ----------

TOTAL ASSETS                                                     $   65,893
                                                                 ==========

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                            as of September 30, 1996



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts Payable                                                       $         1,105
                                                                                ---------------

STOCKHOLDERS' EQUITY:

         Common Stock, par value $.00005 per share
         100,000,000 authorized. 45,400,000 issued and
         outstanding    (See note 5 and 10)                                     $         2,320

                  Additional Paid-in Capitol    (See note 6 and 10)                     389,538
                  Accumulated Deficit                                                  (327,070)
                                                                                ---------------

                          TOTAL SHAREHOLDERS EQUITY                             $        64,788
                                                                                ---------------

TOTAL LIABILITIES AND EQUITY                                                    $        65,893
                                                                                ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning
                   for Nine Months Ending September 30, 1996



INCOME:

         Total Revenues                                                $       0
                                                                       ---------


EXPENSES:

         Professional Fees                                             $   8,057
         Rent                                                             10,024
         Telephone Expense                                                 3,933
         Office Supplies                                                   2,825
         Consulting Services                                               4,212
         Taxes                                                               817
         Advertising                                                         200
         Depreciation                                                      3,960
         Auto Expense                                                        394
         Travel Expense                                                    1,771

                         TOTAL OPERATING EXPENSES                      $  36,193
                                                                       ---------

NET INCOME (Loss) FOR THE PERIOD                                         (36,193)
                                                                       ---------

ACCUMULATED DEFICIT - December 31, 1995                                 (290,877)
                                                                       ---------


ACCUMULATED DEFICIT - SEPTEMBER 30, 1996                                (327,070)
                                                                       =========

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                       Statement of Stockholders' Equity



SHAREHOLDERS EQUITY - December 31, 1995                   $ 19,567


PAID-IN CAPITAL SURPLUS -
         January 1, 1996 to September 30, 1996            $ 81,414

NET LOSS FOR PERIOD                                        (36,193)




STOCKHOLDERS' EQUITY - SEPTEMBER 30, 1996                 $ 64,788
                                                          ========

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                         Notes to Financial Statements
                               September 30, 1996



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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                               September 30, 1996



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

On July 1, 1996, the Board of Directors issued a stock option to purchase 1,000,000 shares to C. D. Douglas, said option to be exercised by July 1, 1998. Said option was exercised by Mr. Douglas.

NOTE 7.  ADDITIONAL PAID-IN CAPITAL

The cost of furniture and equipment acquired during the year was $0 (See note
3). The fair market value has been determined at $25,000. The corporation has decided to record the asset in the books at the fair market value. The difference between the acquisition cost and the fair market value has therefore been transferred to additional paid-in capital.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                               September 30, 1996



NOTE 7.  ADDITIONAL PAID-IN CAPITAL (Continued)

As of March 31, 1994, the corporation was utilizing capital borrowed from its principal share holder, Richard A. Szymanski. The principal and interest due on the note as of December 31, 1996 was $88,358, and the principal and interest due as of March 31, 1994 was $120,539 there having been an additional $32,181 accrued during the first quarter 1994. As per an agreement with Mr. Szymanski, the entire balance due to him was converted to Additional Paid-In Capital. For all of 1994, that amount was $186,023, there has been $153,842 directly posted to Additional Paid-In Capital during the second, third, and fourth quarters of 1994, in addition to the $32,181 transferred thereto from the first quarter of 1994. During 1995 an additional $33,212 has been contributed to Additional Paid-In Capital by Richard A. Szymanski. During the first nine months of 1996 an additional amount of $81,299 has been contributed to Paid-In Capital by Richard Szymanski.

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                               September 30, 1996



NOTE 11.  ADJUSTMENTS TO STOCKHOLDERS' EQUITY ENTRIES

The sum of Two Hundred and Fifty-Five Dollars ($255.00) has been transferred from Additional Paid-In Capital to Common Stock at Par Value. This has been done to reflect the par value of all of the Company's Common Stock outstanding.

The sum of Six Thousand Dollars ($6,000.00) has been transferred from Additional Pain-In Capital to Preferred Stock value. This has been done to reflect the par value of all of the Company's Preferred Stock outstanding.

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

                                    PART II
                               OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         Pursuant to a shareholders' meeting, the Board of Directors on July 19, 1996 authorized to increase the Common Shares authorized by the Corporation from 50,000,000 shares to 100,000,000 shares with a par value of $.00005.

         In addition the Board authorized to create a class of Cumulative Convertible preferred stock of 10,000,000 shares at a par value of $.001 per share, convertible at a One to Five (1:5) ratio.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (S 229.30 of this chapter)

         (a) Exhibits.
             Form 8-K dated July 1, 1996

                                    FORM 8-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 CURRENT REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                DATE OF REPORT (DATE OF EARLIEST EVENT REPORTED)
                                  JULY 1, 1996



                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
             (Exact name of registrant as specified in its charter)



Delaware                          33-22142                  55-0681106
--------                          --------                  ----------
(State of Jurisdiction         (File Number)          (Federal Identification
of incorporation or                                            number)
organization)




                 340 North Sam Houston Parkway East, Suite #250
                              Houston, Texas 77060
                  (Address of principal Executive Offices and
                          principal place of business)


              Registrant's telephone number, including area code:
                                 (713) 445-0020

                                 ITEMS REPORTED







ITEM 1.  ACQUISITION/DISPOSITION OF ASSETS

                  None

ITEM 2.  APPOINTMENT OF RECEIVER

                  None

ITEM 3.  REGISTRANT/DISMISSAL OF CPA

                  None

ITEM 4.  RESIGNATION OF DIRECTOR WITH DISAGREEMENT

                  None

ITEM 5.  OTHER MATERIAL MATTERS

            (a)   The Board of directors announced the appointment of Richard
                  A. Szymanski as the Company's Chief Executive Officer and President.

            (b) The Board of Directors accepted the resignation of Benjamin Botello as President and Director of the Company effective July 18, 1996.

            (C) The board accepted the resignation of Mr. Thomas Au as a director.

            (d) The Board of Directors announced the appointment of C.D. Douglas as Treasurer and Director.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  REDOX TECHNOLOGY CORPORATION
                                  (Registrant)

DATE: 11/13/96                    /s/ Richard A. Szymanski
     ------------------           -------------------------------
                                  Richard A. Szymanski
                                  President/Director

                                EXHIBIT INDEX



                       27  --  Financial Data Schedule