Form 10-K405
period 1996-12-31
REDOX TECHNOLOGY CORP
filed 1997-05-13
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

Commission file Number 33-22142

                          REDOX TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                         55-0681106
          ------------------------------      ----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Page 1 of 53 pages contained in sequential numbering system.

The Exhibit Index may be found on Page 9 of the sequential numbering systems.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked price of the stock on December 31, 1996 was $1,362,000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

             CLASS                         NUMBER OF SHARES OUTSTANDING ON:

          Common Stock                            DECEMBER 31, 1996
       par value $0.00005
                                                     45,400,000

   Convertible Preferred Stock
        par value $0.001
                                                       6,000,000


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

Through December 31, 1996 the corporation had utilized capital borrowed from its principal shareholder, Richard A. Szymanski. The amount borrowed by the corporation through December 31, 1994 was $186,023, which included principal and interest. Mr. Szymanski, as per an agreement with the corporation, provided for that entire amount to be contributed as Additional Paid-in Capital increasing the total Additional Paid-in Capital balance to $275,026, through December 31, 1994. Through December 31, 1996 an additional $33,212 was provided by Mr. Szymanski as operating capital and converted to Additional Paid-in Capital bringing the balance up to $308,238. During 1996 an additional $85,684 was provided Mr. Szymanski bringing the balance up to $393,922.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Registrants financial condition has not changed materially from December 31, 1995 to date herewith provided. To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski. Because the absence of revenues and the inability thus far to raise the capital necessary to commence manufacturing operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern.

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


===================================================================
      NAME          AGE  OTHER OFFICE HELD    TERM   PERIOD SERVED
===================================================================
Richard Szymanski   55   President/Director   1 Year    48 Months
-------------------------------------------------------------------
                         Secretary/Treasurer
Clifton D. Douglas  67   Director             1 Year    6 Months
-------------------------------------------------------------------
Clifford A.  Jones  75   Secretary/Director   1 Year    43 Months
===================================================================


c)    Identification of Certain Significant Employees.  None.

d)    Family Relationships of All Officers and Directors.  None.

e)    Business Experience of All Officers and Directors.

          1)  Background during last 5 years.


Richard A. Szymanski has served as Executive Vice president and Director of the corporation since April 1993. During the past six (6) years, Mr. Szymanski has been employed by Hybrid Energy Corporation which is engaged in research and development. Hybrid Energy Corporation is not a parent, subsidiary or an affiliate of registrant. Mr. Szymanski has over 27 years experience in pioneering the use of computers for printing, publishing, typesetting and layout; supervising the writing, illustration, publishing and photography of major world events; and more recently the development and improvement of high density power sources.
                                     Page 5

Clifton D. Douglas has served as Secretary/Treasurer and Director since July 1996. Mr. Douglas has previously been the Chief Financial Officer of Tesoro Distributing Company, Diamond M Drilling, Oil Base Inc., all of which were oilfield related. In the most recent years he has been self-employed as a financial consultant. In addition he has ownership in several oilfield supply companies.

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

(g)  Promoters and Control Persons.   None.

ITEM 11.   EXECUTIVE COMPENSATION.

None

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      (a)  Certain Beneficial Owners.


================================================================================
                                               (3) Amount Nature
(1) Title of         (2) Name and Address          of Beneficial   (4) Percent
    Class                of Beneficial Owner       Ownership           of Class
--------------------------------------------------------------------------------
Common Stock         Richard Szymanski
                     15 White Oak Manor           14,904,524 shares    32.83%
                     Conroe, Texas 77304
================================================================================

      (b)  Security Ownership of Management.


=========================================================================
                                       (3) Amount Nature
                       (2) Name of       of Beneficial    (4) Percent of
(1) Title of Class   Beneficial Owner      Ownership          Class
Common Stock        Richard Szymanski   14,904,524 Shares      38.12%
-------------------------------------------------------------------------
Common Stock        Clifton D. Douglas   1,000,000 Shares       2.20%
------------------------------------------------------------------------
Common Stock        Clifford A. Jones    1,000,000 Shares       2.20%
=========================================================================

     Note: As a group, the officers and directors beneficially own approximately 16,904,524 Shares.

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

      On July 1, 1996 Form 8-K filed with respect to resignation of certain Officers and Directors with the election of new Officers and Directors.

(c)  Exhibits:

      (27)  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDOX TECHNOLOGY CORPORATION

By:
   -----------------------------------------------------
     Richard A. Szymanski / President / Director

Date:
     --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.

By:
   ------------------------------------------------------
     Clifton D. Douglas/Director

Date:
     --------------

By:
   ------------------------------------------------------
     Clifford A. Jones/Director

Date:
     --------------

                      FINANCIAL STATEMENTS, DECEMBER 1995

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                            as of December 31, 1996



                                     ASSETS


Current Assets:

     Cash - Checking                                            $      165
                                                                ----------
                                     TOTAL CURRENT ASSETS              165

     FIXED ASSETS: (See Note 3)

          Office Equipment                                      $    8,395
          Accumulated Depreciation                              (    5,038)
          Furniture & Fixtures                                      18,000
          Accumulated Depreciation                              (    9,480)
                                                                ----------

     TOTAL FIXED ASSETS                                         $   11,877
                                                                ----------


     OTHER ASSETS:

          Patent (See note 4 and 8)                             $    1,500
          Security Deposits                                          1,159
          Organization Costs                                           440
          Goodwill                                              $   50,000
                                                                ----------

                                     TOTAL OTHER ASSETS             53,059
                                                                ----------


     TOTAL ASSETS                                               $   65,101
                                                                ==========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                            as of December 31, 1996



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:


      Accounts Payable                                          $    1,520
                                                                ----------


 STOCKHOLDERS' EQUITY:

      Common Stock, par value $.00005 per share
      100,000,000 authorized. 45,400,000 issued and
      outstanding.    (See note 5 and 10)                       $    2,320

      Convertible Preferred Stock, par value $.001
      10,000,000 shares authorized.  6,000,000 shares
      issued and outstanding.                                        6,000




            Additional Paid-in Capitol    (See note 6 and 10)      393,922
            Accumulated Deficit - December 31, 1996             (  338,661)
                                                                ----------





 TOTAL LIABILITIES AND EQUITY                                   $   65,101
                                                                ==========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning
                     for the year ending December 31, 1996



INCOME:


               Total Revenues                                   $        0
                                                                ----------


           EXPENSES:

               Professional Fees                                $   10,057
               Rent                                                 13,530
               Telephone Expense                                     5,350
               Office Supplies                                       3,673
               Consulting Services                                     817
               Taxes                                                 4,212
               Advertising                                             200
               Depreciation                                          5,280
               Auto Expense                                            394
               Travel Expense                                        2,629
               Legal Fees                                            1,510
               Dues and Subscriptions                                  132
                                                                ----------

                                   TOTAL  EXPENSES              $   47,784
                                                                ----------

           NET INCOME (Loss) FOR THE PERIOD                     (   47,784)

           ACCUMULATED DEFICIT - December 31, 1995              (  290,877)
                                                                ----------


           ACCUMULATED DEFICIT - DECEMBER 31, 1996              (  338,661)
                                                                ==========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                       Statement of Stockholders' Equity
                            As of December 31, 1996





COMMON STOCK - $.0005 par value


              Authorized - 100,000,000 shares
              Issued - 45,400,000 shares                        $    2,320


         CONVERTIBLE PREFERRED STOCK - $.001 par value

              Authorized - 10,000,000 shares
              Issued - 6,000,000 shares                         $    6,000


         ADDITIONAL PAID-IN CAPITAL                                393,922


         ACCUMULATED DEFICIT                                    (  338,661)
                                                                ----------


         STOCKHOLDERS' EQUITY - DECEMBER 31, 1996               $   63,581
                                                                ==========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                             Statement of Cash Flow
                        For Year Ended December 31, 1996





CASH FLOW FROM OPERATING ACTIVITIES


            Net Income                                          (   47,784)


       ADJUSTMENT TO RECONCILE NET INCOME TO
            NET DEPRECIATION AND AMORTIZATION                        5,280
                                                                ----------

       NET CASH PROVIDED (Used) BY OPERATION ACTIVITIES         (   42,504)
                                                                ----------



CASH FLOW FROM FINANCING ACTIVITIES                                 41,783




NET INCOME (Decrease) IN CASH                                   $      506


                   CASH AT BEGINNING OF PERIOD                         671
                                                                ----------

                   CASH AT END OF PERIOD                        $      165
                                                                ==========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                         Notes to Financial Statements
                               December 31, 1996



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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                               December 31, 1996



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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                               December 31, 1996



NOTE 7.  ADDITIONAL PAID-IN CAPITAL (Continued)

As of March 31, 1994, the corporation was utilizing capital borrowed from its principal share holder, Richard A. Szymanski. The principal and interest due on the note as of December 31, 1993 was $88,358, and the principal and interest dues as of March 31, 1994 was $120,539 there having been an additional $32,181 accrued during the first quarter 1994. As per an agreement with Mr. Szymanski, the entire balance due to him was converted to Additional Paid-In Capital. For all of 1994, that amount was $186,023, there has been $153,842 directly posted to Additional Paid-In Capital during the second, third, and fourth quarters of 1994, in addition to the $32,181 transferred thereto from the first quarter of 1994. During 1995 an additional $33,212 has been contributed to Additional Paid-In Capital by Richard A. Szymanski. During the first nine months of 1996 an additional amount of $81,299 has been contributed to Paid-In Capital by Richard Szymanski.

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                               December 31, 1996



NOTE 11.  ADJUSTMENTS TO STOCKHOLDERS' EQUITY ENTRIES

The sum of Two Hundred and Fifty-Five Dollars ($255.00) has been transferred from Additional Paid-In Capital to Common Stock at Par Value. This has been done to reflect the par value of all of the Company's Common Stock outstanding.

The sum of Six Thousand Dollars ($6,000.00) has been transferred from Additional Paid-In Capital to Preferred Stock value. This has been done to reflect the par value of all of the Company's Preferred Stock outstanding.

                                 EXHIBITS INDEX


     The Exhibits referred to herein and attached hereto are more particularly described below. In addition, certain other Exhibits have been attached hereto, as supplementary information, which may assist in further understanding of the overall information presented.

              DESCRIPTION OF EXHIBITS (SUPPLEMENTAL OR OTHERWISE)
                                   SUBMITTED

                   EXHIBIT 27  --  Financial Data Schedule