Form 10-Q
period 1997-06-30
REDOX TECHNOLOGY CORP
filed 1997-09-05
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                    FORM 10Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1997

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

                              YES  /X/  NO  / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                NUMBER OF SHARES OUTSTANDING
                                                  ON: JUNE 30, 1997

        Common Stock
par value $0.00005 per share                             45,400,000

                                   PART I
                            FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION
         (Hereinafter referred to as Registrant or Company)

         Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of June 30, 1997, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

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

                        REDOX TECHNOLOGY CORPORATION
                        (Formerly DCUSA Corporation)
                                Balance Sheet
                             as of June 30, 1997



                                     ASSETS


Current Assets:

         Cash - Checking                                                             $          523
                                                                                     --------------


FIXED ASSETS: (See Note 3)

         Office Equipment                                                            $         8,395
         Furniture & Fixtures                                                                 18,000
         Accumulated Depreciation                                                    (        17,158)
                                                                                     ---------------

TOTAL FIXED ASSETS                                                                   $         9,237
                                                                                     ---------------


OTHER ASSETS:

         Patent (See note 4 and 8)                                                   $         1,500
         Security Deposits                                                                     1,159
         Organization Costs                                                                      400
         Goodwill                                                                    $        50,000
                                                                                     ---------------

                                           TOTAL OTHER ASSETS                                 53,059
                                                                                     ---------------


TOTAL ASSETS                                                                         $        62,819
                                                                                     ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                              as of June 30, 1997



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

         Accounts Payable                                                                     $            -0-
                                                                                              ----------------


STOCKHOLDERS' EQUITY:

         Common Stock, par value $.00005 per share
         100,000,000 authorized. 45,400,000 issued and
         outstanding.    (See note 5 and 10)                                                  $         2,320

         Convertible Preferred Stock, par value $.001
         10,000,000 shares authorized.  6,000,000 shares
         issued and outstanding.                                                                        6,000




                 Additional Paid-in Capitol    (See note 6 and 10)                                    413,757
                 Accumulated Deficit - December 31, 1996                                       (      359,258)
                                                                                              ---------------

                                           TOTAL SHARHOLDERS EQUITY                                    62,819



TOTAL LIABILITIES AND EQUITY                                                                   $       62,819
                                                                                               ==============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning for the Six Months ending June 30, 1997



INCOME:

         Total Revenues                                                              $              0
                                                                                     ----------------


EXPENSES:

         Professional Fees                                                           $          4,172
         Rent                                                                                   7,574
         Telephone Expense                                                                      2,061
         Office Supplies                                                                        1,160
         Dues and Subscriptions                                                                   940
         Advertising                                                                              257
         Taxes                                                                                    227
         Travel Expense                                                                         1,566
         Depreciation                                                                           2,640
                                                                                     ----------------

                                           TOTAL  EXPENSES                           $         20,597
                                                                                     ----------------

NET INCOME (Loss) FOR THE PERIOD                                                     (         20,597)

ACCUMULATED DEFICIT - December 31, 1996                                              (        338,661)
                                                                                     ----------------


ACCUMULATED DEFICIT - MARCH 31, 1996                                                 (        359,258)
                                                                                     ================

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                             Statement of Cash Flow
                     For The Six Months Ended June 30, 1997





CASH FLOW FROM OPERATING ACTIVITIES

         Net Income                                                           (        20,597)

ADJUSTMENT TO RECONCILE NET INCOME TO
         NET DEPRECIATION AND AMORTIZATION                                              2,640
                                                                              ---------------

NET CASH PROVIDED (Used) BY OPERATION ACTIVITIES                              (        17,957)
                                                                              ---------------

CASH FLOW FROM FINANCING ACTIVITIES                                                    18,085


NET INCOME (Decrease) IN CASH                                                 $            128

CASH AT BEGINNING OF PERIOD                                                                651
                                                                              ----------------

CASH AT END OF PERIOD                                                         $            523
                                                                              ================

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                         Notes to Financial Statements
                                 June 30, 1997


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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 June 30, 1997


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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 June 30, 1997


NOTE 7.  ADDITIONAL PAID-IN CAPITAL (Continued)

As of March 31, 1994, the corporation was utilizing capital borrowed from its principal share holder, Richard A. Szymanski. The principal and interest due on the note as of December 31, 1993 was $88,358, and the principal and interest dues as of March 31, 1994 was $120,539 there having been an additional $32,181 accrued during the first quarter 1994. As per an agreement with Mr. Szymanski, the entire balance due to him was converted to Additional Paid-In Capital. For all of 1994, that amount was $186,023, there has been $153,842 directly posted to Additional Paid-In Capital during the second, third, and fourth quarters of 1994, in addition to the $32,181 transferred thereto from the first quarter of 1994. During 1995 an additional $33,212 has been contributed to Additional Paid-In Capital by Richard A. Szymanski. During 1996 an additional amount of $85,683 was contributed to Additional Paid-In Capital by Richard Szymanski.
For the six months ending June 30, 1997 an additional amount of $18,085 has been contributed by Richard Szymanski.

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

         Registrant's financial condition has not changed materially from March 31, 1997 to the date of the financial statements herewith provided. To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski. The Notes to the Company's financial statements, as well as the Independent Auditor's Report, indicate the doubt about the Company's ability to continue as a going concern without the addition of financial capital. Because of the absence of revenues and the inability thus far to raise the capital necessary to commence operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern. However, the principal continues to infuse capital necessary to maintain the operations of the Company in a non-manufacturing status while additional capital is being sought.

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


                                           REDOX TECHNOLOGY CORPORATION
                                           (Registrant)

DATE:                                      /s/
      ----------------------------         ------------------------------------
                                           Richard A. Szymanski
                                           President/Director

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                          DESCRIPTION
- ------                          -----------
  27                    Financial Data Schedule