Form 10-K405/A
period 1996-12-31
REDOX TECHNOLOGY CORP
filed 1997-11-14
CIK 833083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                  ADMENDMENT 1

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANG ACT OF 1934

For the fiscal year ended December 31, 1996

Commission file Number 33-22142

                          REDOX TECHNOLOGY CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           55-0681106
           --------                                           ----------
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

                   COMMON STOCK, PAR VALUE $0.00005 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 Days. Yes ____   No _X_


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Page 1 of 53 pages contained in sequential numbering system.

The Exhibit Index may be found on Page 9 of the sequential numbering systems.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                  Balance Sheet
                             as of December 31, 1996



                                     ASSETS


Current Assets:

         Cash - Checking                                      $          165
                                                              --------------
                           TOTAL CURRENT ASSETS                          165

FIXED ASSETS: (See Note 3)

         Office Equipment                                     $         8,395
         Accumulated Depreciation                               (       5,038)
         Furniture & Fixtures                                          18,000
         Accumulated Depreciation                               (      10,800)
                                                              ---------------

TOTAL FIXED ASSETS                                            $        10,557
                                                              ---------------


OTHER ASSETS:

         Patent (See note 4 and 8)                            $         1,500
         Security Deposits                                              1,159
         Organization Costs                                               250
         Goodwill                                             $        50,000
                                                              ---------------

                           TOTAL OTHER ASSETS                          52,909
                                                              ---------------

TOTAL ASSETS                                                  $        63,631
                                                              ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                  Balance Sheet
                             as of December 31, 1996



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

         Accounts Payable                                          $       565
                                                                   -----------


STOCKHOLDERS' EQUITY:

         Common Stock, par value $.00005 per share
         100,000,000 authorized. 45,400,000 issued and
         outstanding.    (See note 5 and 10)                       $     2,270

         Convertible Preferred Stock, par value $.001
         10,000,000 shares authorized.  6,000,000 shares
         issued and outstanding.                                         6,000




           Additional Paid-in Capitol    (See note 6 and 10)           388,875
           Accumulated Deficit - December 31, 1996                  (  334,079)
                                                                   -----------


TOTAL STOCKHOLDERS' EQUITY                                              63,066


TOTAL LIABILITIES AND EQUITY                                       $    63,631
                                                                   ===========

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning
                      for the year ending December 31, 1996



INCOME:

         Total Revenues                                           $          0
                                                                  ------------


EXPENSES:

         Professional Fees                                        $      2,000
         Rent                                                           14,663
         Telephone Expense                                               5,026
         Office Expenses                                                 3,573
         Legal Fees                                                     10,613
         Miscellaneous Tax                                                 817
         Depreciation                                                    5,280
         Bank and Finance Charges                                          155
         Local Travel                                                      793
         Amortization                                                      150
         Dues and Subscriptions                                            132
                                                                  ------------

                  TOTAL  EXPENSES                                 $     43,202
                                                                  ------------

NET INCOME (Loss) FOR THE PERIOD                                   (    43,202)

ACCUMULATED DEFICIT - December 31, 1995                            (   290,877)
                                                                  ------------


ACCUMULATED DEFICIT - DECEMBER 31, 1996                            (   334,079)
                                                                  ============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                        Statement of Stockholders' Equity
                             As of December 31, 1996





COMMON STOCK - $.0005 par value

         Authorized - 100,000,000 shares
         Issued - 45,400,000 shares               $       2,205

Additional Paid in Capital                        $     308,239

Accumulated Deficit                                    (290,877)

Stockholders' Equity as of January 1, 1996               19,567

Common Stock Issued 1,300,000                                65

Perferred Stock Issued 6,000,000                          6,000

Additional paid in capital (See note 6)                  80,636

Net profit/(loss) for the period
     January 1, 1996 to December 31, 1996               (43,202)
                                                ---------------



STOCKHOLDERS' EQUITY - DECEMBER 31, 1996        $       63,066
                                                ==============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                             Statement of Cash Flow
                        For Year Ended December 31, 1996





CASH FLOW FROM OPERATING ACTIVITIES

         Net Income                                           (       43,202)


ADJUSTMENT TO RECONCILE NET INCOME TO

         Cash Provided bly Operating Activities:
         Depreciation and Amortization                                 5,280
         (Increase) Decrease in Other Assets                  (       49,850)
         Increase (Deacrease) in Accounts Payables                       565
                                                              ---------------
Total Adustments                                              (       44,005)
                                                              ---------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              (       87,027)
                                                              ---------------


Cash Flows from Financing Activities
         Proceeds from Issuance of Common Stock                       86,701
                                                              ---------------

Net Cash Provided (Used) by Financing Activities                      86,701
                                                              ---------------

Net Increase (Decrease) in Cash                               (          506)
Cash at Beginning of Period                                              671
                                                              ---------------

CASH AT END OF PERIOD                                                    165
                                                              ---------------

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Notes to Financial Statements (Continued)
                                December 31, 1996



NOTE 7.  ADDITIONAL PAID-IN CAPITAL (Continued)

As of March 31, 1994, the corporation was utilizing capital borrowed from its principal share holder, Richard A. Szymanski. The principal and interest due on the note as of December 31, 1993 was $88,358, and the principal and interest dues as of March 31, 1994 was $120,539 there having been an additional $32,181 accrued during the first quarter 1994. As per an agreement with Mr. Szymanski, the entire balance due to him was converted to Additional Paid-In Capital. For all of 1994, that amount was $186,023, there has been $153,842 directly posted to Additional Paid-In Capital during the second, third, and fourth quarters of 1994, in addition to the $32,181 transferred thereto from the first quarter of 1994. During 1995 an additional $33,212 has been contributed to Additional Paid-In Capital by Richard A. Szymanski. During 1996 an additional amount of $80,636 has been contributed to Paid-In Capital by Richard Szymanski.

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

WANT & ENDER, CPA, P.C.
---------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS                 37 East 28th Street, 8th Floor
                                             New York, NY 10016
MARTIN ENDER, CPA                            Telephone (212) 684-2414
STANLEY Z. WANT, CPA, CFP                    Fax (212) 684-5433



                          Independent Auditor's Report

To the Shareholders and Board of Directors:
REDOX TECHNOLOGY CORPORATION


We have audited the accompanying balance sheet of REDOX TECHNOLOGY CORPORATION at December 31, 1996 and the related statements of income and retained earnings, stockholders' equity and cash flows for the year then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet begun operations, and as such, has sustained recurring losses. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDOX TECHNOLOGY CORPORATION at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with general accepted accounting principles.



Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
September 18, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDOX TECHNOLOGY CORPORATION

By: /s/ Richard A. Szymanski
   -----------------------------------------------
       Richard A. Szymanski / President / Director

Date: November 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Clifton D. Douglas
   -----------------------------------------------
       Clifton D. Douglas/Director

Date: November 14, 1997

By: /s/ Clifford A. Jones
   -----------------------------------------------
       Clifford A. Jones/Director

Date: November 14, 1997

                                EXHIBIT INDEX


                        27 -- Financial Data Schedule