Form 10-Q
period 1997-09-30
REDOX TECHNOLOGY CORP
filed 1997-11-14
CIK 833083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

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

                                 YES _X_ NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                 NUMBER OF SHARES OUTSTANDING
                                                  ON: SEPTEMBER 30, 1997

      Common Stock
par value $0.00005 per share                            45,400,000

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION
              (Hereinafter referred to as Registrant or Company)

         Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of September 30, 1997, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                  Balance Sheet
                            as of September 30, 1997



                                     ASSETS


Current Assets:

         Cash - Checking                                     $         1,259
                                                             ----------------


FIXED ASSETS: (See Note 3)

         Office Equipment                                    $         8,995
         Furniture & Fixtures                                         18,000
         Accumulated Depreciation                            (        19,798)
                                                             ----------------

TOTAL FIXED ASSETS                                           $         7,197
                                                             ----------------


OTHER ASSETS:

         Patent (See note 4 and 8)                           $        21,500
         Security Deposits                                             1,159
         Organization Costs                                              250
         Goodwill                                            $        50,000
                                                             ---------------

                            TOTAL OTHER ASSETS                        72,909
                                                             ---------------

TOTAL ASSETS                                                 $        81,365
                                                             ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                  Balance Sheet
                            as of September 30, 1997



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

         Accounts Payable                                    $            565
                                                             ----------------


STOCKHOLDERS' EQUITY:

     Common Stock, par value $.00005 per share
     100,000,000 authorized. 45,400,000 issued and
     outstanding.    (See note 5 and 10)                     $          2,270

     Convertible Preferred Stock, par value $.001
     10,000,000 shares authorized.  6,000,000 shares
     issued and outstanding.                                            6,000




              Additional Paid-in Capitol (See note 6 and 10)          455,672
              Accumulated Deficit - December 31, 1996          (      383,142)
                                                             ----------------

                             TOTAL SHARHOLDERS EQUITY                  80,800



TOTAL LIABILITIES AND EQUITY                                 $         81,165
                                                             ================

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning
                  for the Nine Months ending September 30, 1997



INCOME:

         Total Revenues                                  $           160
                                                         ---------------


EXPENSES:

         Public Relations                                $         1,738
         Professional Fees                                         9,102
         Rent                                                     12,905
         Telephone Expense                                         3,880
         Office Supplies                                           3,148
         Dues and Subscriptions                                    5,026
         Advertising                                                 257
         Taxes                                                       227
         Travel Expense                                            3,191
         Depreciation                                              3,960
                                                         ---------------

                              TOTAL  EXPENSES            $        43,434
                                                         ---------------

NET INCOME (Loss) FOR THE PERIOD                          (       43,274)

ACCUMULATED DEFICIT - December 31, 1996                   (      339,868)
                                                         ---------------


ACCUMULATED DEFICIT - MARCH 31, 1996                      (      383,142)
                                                         ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                             Statement of Cash Flow
                  For The Nine Months Ended September 30, 1997





CASH FLOW FROM OPERATING ACTIVITIES

         Net Income                                          (        43,274)


ADJUSTMENT TO RECONCILE NET INCOME TO
         NET DEPRECIATION AND AMORTIZATION                             3,960


NET CASH PROVIDED (Used) BY OPERATION ACTIVITIES             (        39,314)
                                                             ----------------


CASH FLOW FROM FINANCING ACTIVITIES                                   38,220




NET INCOME (Decrease) IN CASH                                $         1,094

CASH AT BEGINNING OF PERIOD                                              165

CASH AT END OF PERIOD                                        $         1,259
                                                             ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                          Notes to Financial Statements
                               September 30, 1997



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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Notes to Financial Statements (Continued)
                               September 30, 1997


NOTE 4.  PATENT ACQUISITION (continued)

On August 18, 1997, REDOX executed an exclusive agreement with Clark University, an option to elect a royalty bearing, limited terms, license to the Patent Rights in the novel Aluminum-Sulfur Battery developed by Stuart Licht at Clark University.

Such exclusivity to apply to the electronics industry and for space applications. The company paid $20,000.00 for the exclusive use of these patents for the electronics industry and space application.


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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Notes to Financial Statements (Continued)
                               September 30, 1997



NOTE 6.  COMMON STOCK (continued)

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

As of March 31, 1994, the corporation was utilizing capital borrowed from its principal share holder, Richard A. Szymanski. The principal and interest due on the note as of December 31, 1993 was $88,358, and the principal and interest dues as of March 31, 1994 was $120,539 there having been an additional $32,181 accrued during the first quarter 1994. As per an agreement with Mr. Szymanski, the entire balance due to him was converted to Additional Paid-In Capital. For all of 1994, that amount was $186,023, there has been $153,842 directly posted to Additional Paid-In Capital during the second, third, and fourth quarters of 1994, in addition to the $32,181 transferred thereto from the first quarter of 1994. During 1995 an additional $33,212 has been contributed to Additional Paid-In Capital by Richard A. Szymanski. During 1996 an additional amount of $85,683 was contributed to Additional Paid-In Capital by Richard Szymanski. For the nine months ending September 30, 1997 an additional amount of $61,750 has been contributed by Richard Szymanski.

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Notes to Financial Statements (Continued)
                               September 30, 1997



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

         Registrant's financial condition has not changed materially from June 30, 1997 to the date of the financial statements herewith provided. To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski. The Notes to the Company's financial statements, as well as the Independent Auditor's Report, indicate the doubt about the Company's ability to continue as a going concern without the addition of financial capital. Because of the absence of revenues and the inability thus far to raise the capital necessary to commence operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern. However, the principal continues to infuse capital necessary to maintain the operations of the Company in a non-manufacturing status while additional capital is being sought.

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

                  Form 8K-August 25, 1997 Press Release filed September 5, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  REDOX TECHNOLOGY CORPORATION
                                  (Registrant)

DATE: November 14, 1997           /s/  Richard A. Szymanski
      -----------------           -------------------------
                                   Richard A. Szymanski
                                   President/Director

                                 EXHIBIT INDEX


                         27 -- Financial Data Schedule