Form 10-K
period 1997-12-31
REDOX TECHNOLOGY CORP
filed 1998-03-18
CIK 833083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission file Number 33-22142

                          REDOX TECHNOLOGY CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            55-0681106
          -------------------------             ---------------------
       State or other jurisdiction of               (IRS Employer
        incorporation or organization           Identification Number)

      340 North Sam Houston Parkway East, Suite 250, Houston, Texas, 77060
                               Tel: (281) 445-0020

Securities registered pursuant to Section 12(b) of the act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $0.00005 PER SHARE
                -------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked price of the stock on December 31, 1997 was $51,412,500.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

              CLASS                          NUMBER OF SHARES OUTSTANDING ON:
         ---------------                             December 31, 1997
          Common Stock                       --------------------------------
        par value $0.00005                              45,700,000

   Convertible Preferred Stock
        par value $0.001                                 6,000,000

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                    Page -2-

                                     PART I

ITEM 1.       BUSINESS.

              The company is in its developmental stages and has not yet become operational. At the present time the company is engaging in research and development, specializing in new energy technologies and related new product design and development.

ITEM 2.       PROPERTIES.

              The Company executed a license agreement with Clark University for the exclusive use of their patented technology in certain industries. The Company will pay a royalty to Clark University on products sold as a result of using the technology.

ITEM 3.       LEGAL PROCEEDINGS.

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.

                                    Page -3-

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

a)            Market Information.

              (1)   (i)    The principal United States market in which the
                           registrant's Common stock has been traded is the NASD Over the Counter (OTC) Bulletin Board. The registrant's Common stock began trading in August, 1993. Through the third and fourth quarters of 1993 the high sales price was $4.00 and the low sales price was $1.00. The Company's Common stock was suspended from trading in the First Quarter of 1994 due to delinquencies in certain filings.
                           Having become current with respect to its filings, the Company sought a market maker which would reapply to the NASD to trade the Company's stock.
                           The Company secured the services of Public
                           Securities, Inc., Spokane, Washington, in providing market making services for the stock. Through the direct efforts of Public Securities, the NASD approved ReDOX Technology Corporation Common stock for reinstatement and listing under the symbol "RDOX" as of May 10, 1995.

                    (ii) Since reinstatement of trading status in May 1995, the Company's stock under the symbol "RDOX", has experienced sales of stock at a high of 5.375 and a low of .035 per share through December 1997. On December 31, 1997, the stock closed at 1.125.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND  RESULTS OF OPERATION.

              As previously reported, this corporation is in developmental stages and has not yet become operational or conducted any business so as to become an income produc ing entity. The corporation continues to utilize capital borrowed from its principal shareholder, said capital's recognition as debt or equity contribution being negotiat ed as provided. Any such debt is covered by an unsecured Promissory Note, bear ing interest at the rate of six percent (6%) per annum. The principal and interest on the Note is due and payable upon vote of the Directors that payment will not jeopardize the working capital of the corporation, or five (5) years from date of the Note, or whichever occurs earlier. As of December 31, 1997 this debt has been converted to additional Paid-in Capital.

              Through December 31, 1997 the corporation had utilized capital borrowed from its principal shareholder, Richard A. Szymanski. The amount borrowed by the corporation through December 31, 1994 was $186,023, which included principal and interest. Mr. Szymanski, as per an agreement with the corporation, provided

                                    Page -4-
              for that entire amount to be contributed as Additional Paid-in Capital increasing the total Additional Paid-in Capital balance to $275,026, through December 31, 1994. Through December 31, 1996 an additional $33,212 was provided by Mr. Szymanski as operating capital and converted to Additional Paid-in Capital bringing the balance up to $308,238. During 1996 an additional $80,636 was provided Mr. Szymanski bringing the balance up to $393,922. During 1997, Mr. Szymanski provided $89,487 of operating capital and converted to Paid-in Capital, bringing the balance to $483,409.

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Registrant's financial condition has not changed materially from December 31, 1996 to date herewith provided. To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholders' equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski. Because of the absence of revenues and the inability thus far to raise the capital necessary to commence manufacturing operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern.

              See Exhibit 99.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                    Page -5-

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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


      NAME                   AGE        OTHER OFFICE HELD                  TERM            PERIOD SERVED
      ----                   ---        -----------------                  ----            -------------
Richard Szymanski            56     President/Director                    1 Year             60 Months
Clifton D. Douglas           67     Secretary/Treasurer/Director          1 Year             18 Months
Clifford A.  Jones           85     Secretary/Director                    1 Year             55 Months

    (c)   Identification of Certain Significant Employees.  None.
    (d)   Family Relationships of All Officers and Directors.  None.
    (e)   Business Experience of All Officers and Directors.

                    1)     Background during last 5 years.

                        Richard A. Szymanski served as an executive officer and Director of the corporation since April 1993. Mr. Szymanski has over 28 years experience in pioneering the use of computers for printing, publishing, typesetting and layout; supervising the writing, illustration, publishing and photography of major world events; and more recently the development and improvement of high density power sources.

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

                        Clifford A. Jones has served as Secretary and Director of the Corporation since April, 1993. Mr. Jones was the founder and Senior Partner of the firm of Jones, Close and Brown, Chartered Attorney-at-Law, in Las Vegas, Nevada, where he has been practicing law for the past 39 years. Mr. Jones served as Lieutenant Governor of the State of Nevada for two consecutive terms, and is listed in "Who's Who in American Law" and "Who's
                        Who in the World."

                                    Page -6-

                    (2) Directorships.

                    (a) Clifford A. Jones also serves as a Director of the following public corporation:

                           (i)  18 Greenway Environmental Services,Inc.

              (f)  Involvement in Certain Legal Proceedings.   None.

              (g)  Promoters and Control Persons.   None.

ITEM 10.            EXECUTIVE COMPENSATION.

              None

ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT.

              (a)  Certain Beneficial Owners.


(1) Title of    (2) Name and Address      (3) Amount Nature of    (4) Percent
   Class        of Beneficial Owner       Beneficial Ownership      of Class
------------    --------------------      --------------------    -----------
                Richard Szymanski
Common Stock    15 White Oak Manor         14,904,524 shares        32.60%
                Conroe, Texas 77304


              (b)  Security Ownership of Management.


(1) Title of        (2) Name              (3) Amount Nature of    (4) Percent
   Class        of Beneficial Owner       Beneficial Ownership      of Class
------------    -------------------       --------------------    -----------
Common Stock    Richard Szymanski          14,904,524 shares        32.60%
Common Stock    Clifton D. Douglas          1,000,000 shares         2.20%
Common Stock    Clifford A. Jones           1,000,000 shares         2.20%


   Note: As a group, the officers and directors beneficially own approximately
                               16,904,524 Shares.

Changes in Control.   None.

                                    Page -7-

                                                      PART IV

ITEM 12.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.

         (a) The following documents are filed as a part of the report:

               (1)  Articles of Incorporation of DCUSA Corporation

               (2)  By-Laws of ReDox Technology Corporation

               (3)  Financial Statements


         (b)   Exhibits:

               (1) Articles of Incorporation of DCUSA Corporation (Exhibit 3.i)

               (2) By-Laws of ReDox Technology Corporation (Exhibit 3.ii)

               (3)  Financial Statements (Exhibit 99)


                                    Page -8-

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         REDOX TECHNOLOGY CORPORATION

                         By: /s/ Richard A. Szymanski
                            -------------------------------------------
                            Richard A. Szymanski / President / Director

                         Date: March 15, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.

                        By: /s/ Clifton D. Douglas
                            -------------------------------------------
                            Clifton D. Douglas/Director

                        Date: March 15, 1998

                        By: /s/ Clifford A. Jones
                            -------------------------------------------
                            Clifford A. Jones/Director

                            Date: March 15, 1998

                                    Page -9-

                                 EXHIBITS INDEX

The Exhibits referred to herein and attached hereto are more particularly described below. In addition, certain other Exhibits have been attached hereto, as supplementary information, which may assist in further understanding of the overall information presented.



          DESCRIPTION OF EXHIBITS (SUPPLEMENTAL OR OTHERWISE) SUBMITTED


             EXHIBIT
               NO.            DESCRIPTION OF EXHIBIT
             -------          ----------------------
               3.i            Articles of Incorporation of DCUSA Corporation

               3.ii           By-Laws of ReDox Technology Corporation

              99              Financial Statements, December 1997

              27              Financial Data Schedule


                                    Page -10-