Form 10-Q
period 1998-03-31
REDOX TECHNOLOGY CORP
filed 1998-05-11
CIK 833083

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

                        Commission File Number: 33-22142

                          REDOX TECHNOLOGY CORPORATION

  Delaware Corporation                                   55-0681106
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                  340 North Sam Houston Parkway East, Suite 250
                              Houston, Texas 77060
                                 (281) 445-0020

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

            CLASS                                   NUMBER OF SHARES OUTSTANDING
                                                         ON: March 31, 1998
        Common Stock
par value $0.00005 per share                                 45,680,179

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION (Hereinafter referred to as Registrant or Company)

Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of March 31, 1998, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

                                  BALANCE SHEET
                                      as of
                                 March 31, 1998



                                     ASSETS

Current Assets:

Cash - Checking                                                        $    127
                                                                       --------
          TOTAL CURRENT ASSETS                                              127

FIXED ASSETS: (See Note 3)

     Office Equipment                                                  $ 14,883
     Furniture & Fixtures                                                20,303
     Accumulated Depreciation                                           (22,438)
                                                                       --------
          TOTAL FIXED ASSETS                                           $ 12,748

OTHER ASSETS:

     Patent (See Note 4)                                               $ 21,500
     Security Deposits                                                    1,159
     Organization Costs                                                     250
     Goodwill                                                          $ 50,000
                                                                       --------
          TOTAL OTHER ASSETS                                             72,909

                                                                       --------
TOTAL ASSETS                                                           $ 85,784
                                                                       ========

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

                                  BALANCE SHEET
                                      as of
                                 March 31, 1998



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                 $   2,832
                                                                      ---------

SHAREHOLDERS' EQUITY:
     Common Stock, par value $.00005 per share
     100,000,000 authorized. 45,680,179 issued and outstanding
     (See Note 6 and 11)                                              $   2,285

     Convertible Preferred Stock, par value $.001
     10,000,000 shares authorized.  6,000,000 shares
     issued and outstanding. (See Note 11)                                6,000

              Additional Paid-in Capital (See Note 7)                   501,167
              Accumulated Deficit - March 31, 1998                     (426,500)
                                                                      ---------

              TOTAL SHAREHOLDERS EQUITY                                  82,952
                                                                      ---------

TOTAL LIABILITIES AND EQUITY                                          $  85,784
                                                                      =========

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

                    STATEMENT OF INCOME AND RETAINED EARNING
                           for the Three Months ending
                                 March 31, 1998



INCOME:
     Revenues                                                         $       0
                                                                      ---------
          TOTAL REVENUES                                              $       0

EXPENSES:
     Public Relations                                                 $     655
     Professional Fees                                                    8,095
     Rent                                                                 3,650
     Telephone Expense                                                    1,066
     Office Supplies                                                      1,310
     Auto Expense                                                            35
     Travel Expense                                                       2,769
     Depreciation                                                         1,320
          TOTAL  EXPENSES                                             $  18,900
                                                                      ---------


NET INCOME (Loss) FOR THE PERIOD                                      $ (18,900)
                                                                      ---------

ACCUMULATED DEFICIT - December 31, 1997                               $(407,599)
                                                                      =========

ACCUMULATED DEFICIT - March 31, 1998                                  $(426,499)
                                                                      =========

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

                             STATEMENT OF CASH FLOW
                           For The Three Months Ended
                                 March 31, 1998



CASH FLOW FROM OPERATING ACTIVITIES
     Net Income                                                        $(18,900)

ADJUSTMENT TO RECONCILE NET INCOME TO
NET DEPRECIATION AND AMORTIZATION                                      $  1,320
                                                                       --------

NET CASH PROVIDED (Used) BY OPERATION ACTIVITIES                       $(17,580)
                                                                       ========

CASH FLOW FROM FINANCING ACTIVITIES                                    $ 17,695

NET INCOME (Decrease) IN CASH                                          $   (115)

CASH AT BEGINNING OF PERIOD                                            $    242

CASH AT END OF PERIOD                                                  $    127

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)



                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998


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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)



                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998


NOTE 4.  PATENT ACQUISITION (continued)

Such exclusivity to apply to the electronics industry and for space applications. The company paid $20,000.00 for the exclusive use of these patents for the electronics industry and space application.

NOTE 5.  GOODWILL

This represents amounts paid for the acquisition of DCUSA Corporation by Richard Szymanski. This is reflected on the books as Additional Paid-In Capital.

NOTE 6.  COMMON STOCK

On April 9, 1993, the number of outstanding shares of the Company's Common Stock was increased by fifteen million (15,000,000) shares. These fifteen million (15,000,000) shares were issued to Richard A. Szymanski in exchange for assignment of all rights to the pending patent application (See Note 4 above).

On July 1, 1996, the Board of Directors approved and issued a stock option to purchase 1,000,000 shares to C. D. Douglas, said option to be exercised by July 1, 1998. Said option was exercised by Mr. Douglas.

NOTE 7.  ADDITIONAL PAID-IN CAPITAL

The cost of furniture and equipment acquired during the year was $0 (See Note
3). The fair market value has been determined at $25,000. The corporation has decided to record the asset in the books at the fair market value. The difference between the acquisition cost and the fair market value has therefore been transferred to additional paid-in capital.

As of March 31, 1994, the corporation was utilizing capital borrowed from its principal shareholder, Richard A. Szymanski. The principal and interest due on the note as of December 31, 1993 was $88,358, and the principal and interest due as of March 31, 1994 was $120,539, there having been an additional $32,181 accrued during the first quarter 1994. As per an agreement with Mr. Szymanski, the entire balance due to him was converted to Additional Paid-In Capital. For all of 1994, that amount was $186,023, there has been $153,842 directly posted to Additional Paid-In Capital during the second, third, and fourth quarters of 1994, in addition to the $32,181 transferred thereto from the first quarter of 1994.

The following indicates what Richard A. Szymanski has contributed in subsequent years to Additional Paid-In Capital:

              1995......................................................................  $33,212
              1996......................................................................  $80,636
              1997......................................................................  $89,457
              1998 (1Q).................................................................  $22,820

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)



                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998


NOTE 8.  CHANGE OF FISCAL YEAR

On June 16, 1993, the Board of Directors approved the change of fiscal year of the corporation from beginning on June 1 and ending on May 31, to beginning on January 1 and ending December 31.

NOTE 9. ALTERATIONS TO PREVIOUS FINANCIAL STATEMENTS FOR THE SAME PERIOD.

The original audited balance sheet as of March 31, 1994, recognized the patent at its fair market value of $5,200,000 (See Note 4), with the corresponding value assigned to Additional Paid-In Capital. Management decided to revise the March 31, 1994 financial statement to recognize the patent's value at $1,500, with corresponding value assigned to Additional Paid-In Capital.

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


NOTE 11.   LICENSE AGREEMENT

The Company executed a license agreement with Clark University for the exclusive use of their patented technology in certain industries. The Company paid Twenty Thousand Dollars ($20,000) for the use of this technology and will pay a royalty to Clark University on products sold as a result of using the technology.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

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

Management ordered financial statements audited at March 31, 1994 to include results of a patent valuation report, as management felt that the "fair market value" of its proprietary technology was appropriate to reflect as an asset of the Company. The fair market value, as derived from that independent valuation report was determined to be Five Million Two Hundred Thousand Dollars, and this value was accordingly posted to Long-term Assets, and to Additional Paid-in Capital on the Company's Balance Sheet at March 31, 1994. These values were then carried to the compilations at June 30, 1994 and September 30, 1994. Subsequently, in consultation with financial, legal and securities counsels on the matter, management ordered its accountant to re-audit the financial statements at March 31, 1994, removing the value of $5,200,000 placed on the patent technology, and replacing it with $1,500 which was the aggregate par value of the Common Stock which was transferred in consideration for that technology having been transferred to the Company. This patent value is now carried on the most recent audited financial statement of December 31, 1997.

Registrant's financial condition has not changed materially from December 31, 1997 to the date of the financial statements herewith provided. To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski. The Notes to the Company's financial statements, as well as the Independent Auditor's Report, indicate the doubt about the Company's ability to continue as a going concern without the addition of financial capital. Because of the absence of revenues and the inability thus far to raise the capital necessary to commence operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern. However, the principal continues to infuse capital necessary to maintain the operations of the Company in a non-manufacturing status while additional capital is being sought.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

                                     PART II
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES

              The company was the holder of 19,821 shares of ReDOX Common Stock. These shares were cancelled and returned to the treasury.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (S 229.30 of this chapter)

              Form 8K - December 3, 1997 -- Press Release filed December 3,
              1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               REDOX TECHNOLOGY CORPORATION
                                               (Registrant)

DATE:   May 8, 1998                            /s/  Richard A. Szymanski
        -------------------------              ---------------------------------
                                               Richard A. Szymanski
                                               President/Director

                               INDEX TO EXHIBITS

Exhibit
Number         Description
-------        -----------
  27           Financial Data Schedule