Form 10-Q
period 1998-06-30
REDOX TECHNOLOGY CORP
filed 1998-08-13
CIK 833083

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

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
                                                     ON: June 30, 1998
           Common Stock
   par value $0.00005 per share                         45,680,179

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION
           (Hereinafter referred to as Registrant or Company)

Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of June 30, 1998, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

                                  BALANCE SHEET
                                      as of
                                  June 30, 1998



                                     ASSETS

Current Assets:

Cash - Checking                                 $                         218
                                                -----------------------------
          TOTAL CURRENT ASSETS                                            218

FIXED ASSETS: (See Note 3)

     Office Equipment                           $                      24,909
     Furniture & Fixtures                                              20,303
     Accumulated Depreciation                                        (25,258)
                                                -----------------------------
          TOTAL FIXED ASSETS                    $                      19,954

OTHER ASSETS:

     Patent (See Note 4)                        $                      21,500
     Security Deposits                                                  1,159
     Organization Costs                                                   250
     Goodwill                                   $                      50,000
                                                -----------------------------
          TOTAL OTHER ASSETS                                           72,909

                                                -----------------------------
TOTAL ASSETS                                    $                      93,081
                                                =============================

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

                                  BALANCE SHEET
                                      as of
                                  June 30, 1998



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                            $        7,193
                                                                 --------------

SHAREHOLDERS' EQUITY:
     Common Stock, par value $.00005 per share
     100,000,000 authorized. 45,680,179 issued and outstanding.
    (See Note 6 and 11)                                          $        2,285

     Convertible Preferred Stock, par value $.001
     10,000,000 shares authorized.  6,000,000 shares
     issued and outstanding. (See Note 11)                                6,000

           Additional Paid-in Capital (See Note 7)                      542,439
           Accumulated Deficit - June 30, 1998                        (464,836)
                                                                 ==============

           TOTAL SHAREHOLDERS EQUITY                                     85,888
                                                                 --------------

TOTAL LIABILITIES AND EQUITY                                     $       93,081
                                                                 ==============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

                    STATEMENT OF INCOME AND RETAINED EARNINGS
                           for the Three Months ending
                                  June 30, 1998



INCOME:
     Revenues                                                    $            0
                                                                 --------------
          TOTAL REVENUES                                         $            0

EXPENSES:
     Auto Expense                                                            35
     Depreciation                                                         4,140
     Office Supplies                                                      4,158
     Professional Fees                                                   19,776
     Public Relations                                                    11,981
     Rent                                                                 5,168
     Telephone Expense                                                    3,787
     Travel Expense                                                       8,191
                                                                 --------------
          TOTAL  EXPENSES                                        $       57,236
                                                                 --------------


NET INCOME (Loss) FOR THE PERIOD                                 $     (57,236)
                                                                 --------------

ACCUMULATED DEFICIT - December 31, 1997                          $    (407,599)
                                                                 --------------

ACCUMULATED DEFICIT - June 30, 1998                              $    (464,835)
                                                                 ==============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

                             STATEMENT OF CASH FLOW
                           For The Three Months Ended
                                  June 30, 1998



CASH FLOW FROM OPERATING ACTIVITIES
     Net Income                                             $     (57,236)

ADJUSTMENT TO RECONCILE NET INCOME TO
NET DEPRECIATION AND AMORTIZATION                           $        4,140
                                                            --------------

NET CASH PROVIDED (Used) BY OPERATION ACTIVITIES            $     (53,096)
                                                            ==============

CASH FLOW FROM FINANCING ACTIVITIES                         $       53,072

NET INCREASE/(Decrease) IN CASH                             $         (24)

CASH AT BEGINNING OF PERIOD                                 $          242

CASH AT END OF PERIOD                                       $          218

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)



                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998


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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)



                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998


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

The following indicates what Richard A. Szymanski has contributed in subsequent years to Additional Paid-In Capital:

      1995.............................................$33,212
      1996.............................................$80,636
      1997.............................................$89,457
      1998 (1Q-2Q).....................................$64,092

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998


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

Management ordered financial statements audited at March 31, 1994 to include results of a patent valuation report, as management felt that the "fair market value" of its proprietary technology was appropriate to reflect as an asset of the Company. The fair market value, as derived from that independent valuation report was determined to be Five Million Two Hundred Thousand Dollars, and this value was accordingly posted to Long-term Assets, and to Additional Paid-in Capital on the Company's Balance Sheet at March 31, 1994. These values were then carried to the compilations at June 30, 1994 and September 30, 1994. Subsequently, in consultation with financial, legal and securities counsels on the matter, management ordered its accountant to re-audit the financial statements at March 31, 1994, removing the value of $5,200,000 placed on the patent technology, and replacing it with $1,500 which was the aggregate par value of the Common Stock which was transferred in consideration for that technology having been transferred to the Company. This patent value is now carried on the most recent audited financial statement of December 31, 1997

Registrant's financial condition has not changed materially from December 31, 1997 to the date of the financial statements herewith provided. To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski. The Notes to the Company's financial statements, as well as the Independent Auditor's Report, indicate the doubt about the Company's ability to continue as a going concern without the addition of financial capital. Because of the absence of revenues and the inability thus far to raise the capital necessary to commence operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern. However, the principal continues to infuse capital necessary to maintain the operations of the Company in a non-manufacturing status while additional capital is being sought.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (S 229.30 of this chapter)

           (a) Exhibits

               27 -- Financial Data Schedule

           (b) Reports on Form 8K

               The Company filed a report on Form 8-K on May 8, 1998 regarding Press Releases issued April 17 and 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            REDOX TECHNOLOGY CORPORATION
                                            (Registrant)

DATE:      August 12, 1998                  /s/  Richard A. Szymanski
           -------------------------        --------------------------------
                                            Richard A. Szymanski
                                            President/Director

                               INDEX TO EXHIBITS

                     Exhibit 27 -- Financial Data Schedule