Form 10-Q
period 1998-09-30
REDOX TECHNOLOGY CORP
filed 1998-11-16
CIK 833083

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

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

                  CLASS                        NUMBER OF SHARES OUTSTANDING
                                                  ON: September 30, 1998
              Common Stock
      par value $0.00005 per share                      51,680,179

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION (Hereinafter referred to as Registrant or Company)

Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of September 30, 1998, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

                                  BALANCE SHEET
                                      as of
                               September 30, 1998



                                     ASSETS

Current Assets:

Cash - Checking                                               $          75
                                                              -------------
          TOTAL CURRENT ASSETS                                           75

FIXED ASSETS: (See Note 3)

     Office Equipment                                         $      26,472

     Furniture & Fixtures                                            20,303

     Accumulated Depreciation                                       (27,058)
                                                              -------------
          TOTAL FIXED ASSETS                                  $      19,717

OTHER ASSETS:

     Patent (See Note 4)                                      $      51,500

     Security Deposits                                                1,159

     Organization Costs                                                 250

     Goodwill                                                 $      50,000
                                                              -------------
          TOTAL OTHER ASSETS                                        102,909
                                                              -------------

TOTAL ASSETS                                                  $     122,701
                                                              =============

                                  BALANCE SHEET
                                      as of
                               September 30, 1998



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts Payable                                         $       3,789
                                                              -------------

SHAREHOLDERS' EQUITY:

     Common Stock, par value $.00005 per share
     100,000,000 authorized. 51,680,179 issued and
     outstanding.  (See Note 6 and 11)                        $       3,285

     Convertible Preferred Stock, par value $.001
     10,000,000 shares authorized.  5,000,000 shares
     issued and outstanding. (See Note 11)                            5,000

              Additional Paid-in Capital (See Note 7)               613,125

              Accumulated Deficit - September 30, 1998             (502,498)
                                                              -------------
              TOTAL SHAREHOLDERS EQUITY                             118,913
                                                              -------------
TOTAL LIABILITIES AND EQUITY                                  $     122,701
                                                              =============

                    STATEMENT OF INCOME AND RETAINED EARNINGS
                           for the Three Months ending
                               September 30, 1998
INCOME:
    Revenues                                                         $    0
                                                                     ------
          TOTAL REVENUES                                             $    0



EXPENSES:

    Auto Expense                                                        764
    Depreciation                                                      5,940
    Dues and Subscription                                               110
    Office Supplies                                                   5,728
    Professional Fees                                                28,588
    Public Relations                                                 14,062
    Rent-Office                                                      10,448
    Rent-Auto                                                         2,811
    Telephone Expense                                                 8,700
    Travel Expense                                                   17,748
          TOTAL EXPENSES                                      $      94,899
                                                              -------------


NET INCOME (Loss) FOR THE PERIOD                              $     (94,899)
                                                              --------------

ACCUMULATED DEFICIT - December 31, 1997                       $    (407,599)
                                                              -------------

ACCUMULATED DEFICIT - September 30, 1998                      $    (502,498)
                                                              -------------

                             STATEMENT OF CASH FLOW
                           For The Three Months Ended
                               September 30, 1998



CASH FLOW FROM OPERATING ACTIVITIES

     Net Income                                               $     (94,899)

ADJUSTMENT TO RECONCILE NET INCOME TO

NET DEPRECIATION AND AMORTIZATION                             $        5940
                                                              -------------

NET CASH PROVIDED (Used) BY OPERATION ACTIVITIES              $     (88,959)
                                                              =============

CASH FLOW FROM FINANCING ACTIVITIES                           $      89,102

NET INCREASE/(Decrease) IN CASH                               $        (143)

CASH AT BEGINNING OF PERIOD                                   $         218

CASH AT END OF PERIOD                                         $          75

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)

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

Such exclusivity to apply to the electronics industry and for space applications. The company paid $20,000.00 for the exclusive use of these patents for the electronics industry and space application. On September 17, 1998 the company exercised its option for an additional consideration of $30,000.00.


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

The following indicates what Richard A. Szymanski has contributed in subsequent years to Additional Paid-In Capital:

              1995............................$33,212
              1996............................$80,636
              1997............................$89,457
              1998 (1Q-3Q)...................$134,778

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES

              On July 29, 1998 Richard Szymanski elected to convert 1,000,000 shares of his convertible preferred shares for 1,000,000 shares of common stock subject to the rules and provision of Rule 144.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (S 229.30 of this chapter)

              Form 8K - August 8, 1998 -- Press Release issued August 4, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               REDOX TECHNOLOGY CORPORATION
                                               (Registrant)

DATE:   November 13, 1998                      /s/  Richard A. Szymanski
        -------------------------              --------------------------------
                                               Richard A. Szymanski
                                               President/Director

                                 EXHIBIT INDEX


                         27 -- Financial Data Schedule