Form 10-Q/A
period 1998-09-30
REDOX TECHNOLOGY CORP
filed 1998-11-16
CIK 833083

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                 FORM 10-Q/A



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

                                     PART II
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES


              On July 29, 1998 Richard Szymanski elected to convert 5,000,000 shares of his convertible preferred shares for 1,000,000 shares of common stock subject to the rules and provision of Rule 144.


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