Form 10-K405
period 1998-12-31
REDOX TECHNOLOGY CORP
filed 1999-03-15
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



                                    Page -1-

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked price of the stock on December 31, 1998 was $51,412,500.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

              CLASS                      NUMBER OF SHARES OUTSTANDING ON:
        ---------------
                                                 December 31, 1998
          Common Stock                   ---------------------------------
        par value $0.00005                          51,680,179

   Convertible Preferred Stock
        par value $0.001                             5,000,000

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

                    (ii) Since reinstatement of trading status in May 1995, the Company's stock under the symbol "RDOX", has experienced sales of stock at a high of $2.81 and a low of $.487 per share through December 1998. On December 31, 1998, the stock closed at $.56.

ITEM 6.       SELECTED FINANCIAL DATA

              None

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND  RESULTS OF OPERATION.

              As previously reported, this corporation is in developmental stages and has not yet become operational or conducted any business so as to become an income producing entity. The corporation continues to utilize capital borrowed from its principal shareholder, said capital's recognition as debt or equity contribution being negotiated as provided. Any such debt is covered by an unsecured Promissory Note, bearing interest at the rate of six percent (6%) per annum. The principal and interest on the Note is due and payable upon vote of the Directors that payment will not jeopardize the working capital of the corporation, or five (5) years from date of the Note, or whichever occurs earlier. As of December 31, 1998 this debt has been converted to additional Paid-in Capital.

              Through December 31, 1998 the corporation had utilized capital borrowed from its principal shareholder, Richard A. Szymanski. The amount borrowed by the corporation through December 31, 1994 was $186,023, which included principal and interest. Mr. Szymanski, as per an agreement with the corporation, provided

                                    Page -4-
              for that entire amount to be contributed as Additional Paid-in Capital increasing the total Additional Paid-in Capital balance to $275,026, through December 31, 1994. Through December 31, 1996 an additional $33,212 was provided by Mr. Szymanski as operating capital and converted to Additional Paid-in Capital bringing the balance up to $308,238. During 1996 an additional $80,636 was provided Mr. Szymanski bringing the balance up to $393,922. During 1997, Mr. Szymanski provided $89,487 of operating capital and converted to Paid-in Capital, bringing the balance to $483,409. During 1998, Mr. Szymanski provided $173,662 of operating capital and was converted to paid in Capital, bringing the total to $657,071.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Registrant's financial condition has not changed materially from December 31, 1997 to date herewith provided. To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholders' equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski. Because of the absence of revenues and the inability thus far to raise the capital necessary to commence manufacturing operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern.

              See Financial Pages.

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


===============================================================================================================
          NAME               AGE             OTHER OFFICE HELD             TERM            PERIOD SERVED
          ----               ---             -----------------             ----            -------------
Richard Szymanski            57     President/Director                    1 year             72 months
------------------------  --------  ---------------------------------   ----------  ---------------------------
Clifton D. Douglas           68     Secretary/Treasurer/Director          1 year             36 months
------------------------  --------  ---------------------------------   ----------  ---------------------------
James R. Schuler             60     Director                              1 year
------------------------  --------  ---------------------------------   ----------  ---------------------------
Clifford A. Jones            86     Director                              1 year             67 months
===============================================================================================================

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

                        Clifford A. Jones has served as Secretary and Director of the Corporation since April, 1993. Mr. Jones was the founder and Senior Partner of the firm of Jones, Close and Brown, Chartered Attorney-at-Law, in Las Vegas, Nevada, where he has been practicing law for the past 39 years. Mr. Jones

                                    Page -6-
                        served as Lieutenant Governor of the State of Nevada for two consecutive terms, and is listed in "Who's Who in American Law" and "Who's Who in the World."

                        Mr. James R. Schuler has served as a Director of the corporation since August 4, 1998. Mr. Schuler is currently President and CEO of Trans United Partners, Inc. of Pacifica, California. Mr. Schuler has extensive domestic and international business and exposure. He has extensive experience in business, finance, and integrated logistics.


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

              (g)  Promoters and Control Persons.   None.

ITEM 11.      EXECUTIVE COMPENSATION.

              None

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

              (a)  Certain Beneficial Owners.

========================================================================
(1) Title of   (2) Name and Address   (3) Amount Nature of   (4) Percent
    Class      of Beneficial Owner    Beneficial Ownership     of Class
------------   --------------------   --------------------   -----------
               Richard Szymanski
Common Stock   15 White Oak Manor     15,906,035 shares       30.78%
               Conroe, Texas 77304
========================================================================

              (b)  Security Ownership of Management.


========================================================================
(1) Title of     (2)  Name of         (3) Amount Nature of   (4) Percent
    Class        Beneficial Owner     Beneficial Ownership     of Class
------------   --------------------   --------------------   -----------
Common Stock   Richard Szymanski      15,906,035 shares       30.78%
------------   --------------------   --------------------   -----------
Common Stock   Clifton D. Douglas     1,000,000 shares         1.90%
------------   --------------------   --------------------   -----------
Common Stock   Clifford A. Jones      1,000,000 shares         1.90%
========================================================================

              Note: As a group, the officers and directors beneficially own approximately 17,906,035 Shares.

Changes in Control.   None.

                                    Page -7-

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              None.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K.

              (a) The following documents are filed as a part of the report:

                    (1)  Articles of Incorporation of DCUSA Corporation

                    (2)  Financial Statements

              (c)  Exhibits:

                    (1) Articles of Incorporation of DCUSA Corporation (Exhibit 3.i)

                    (2)  Financial Data Schedule (Exhibit 27)


                                    Page -8-

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              REDOX TECHNOLOGY CORPORATION

              By:   /s/ Richard A. Szymanski
                 ---------------------------
              Richard A. Szymanski / President / Director

              Date: March 15, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant in the capacities and on the dates indicated.

              By:   /s/ Clifton D. Douglas
                 ---------------------------
              Clifton D. Douglas/Director

              Date: March 15, 1999



              By:   /s/ Clifford A. Jones
                 ---------------------------
              Clifford A. Jones/Director

              Date: March 15, 1999



                                    Page -9-

                      [WANT & ENDER, CPA, P.C. LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors:
REDOX TECHNOLOGY CORPORATION

We have audited the accompanying balance sheet of REDOX TECHNOLOGY CORPORATION at December 31, 1998 and the related statements of income and retained earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet begun operations, and as such, has sustained recurring losses. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDOX TECHNOLOGY CORPORATION at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Martin Ender
------------------------------
Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants


New York, NY
March 11, 1999

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
-------------------------------------------------------------------------------


                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa corporation)
                                 Balance Sheet
                               December 31, 1998

                                     ASSETS

Current ASSETS

    Cash on Hand                                              $         186
         Total Current Assets                                           186

FIXED ASSETS (SEE NOTE 3)
    Net Fixed Assets                                                 17,917
         Total Fixed Assets                                          17,917

OTHER ASSETS
                                                                     50,000
    LICENSE AGREEMENT (SEE NOTE 12)
    PATENT (SEE NOTES 4 AND 9)                                        1,500
    Security Deposits                                                 1,159
    Goodwill (See note 5)                                            50,000
    Organization Costs                                                  250
      (Net of accumulated amortization $500)
          Total Other Assets                                        102,909

TOTAL ASSETS                                                  $     121,012

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

    Accounts Payable                                                  5,688

STOCKHOLDER' EQUITY

    Common Stock, par value $.00005 per share                      $  3,285
 100,000,000 authorized; 51,680,179 issued and outstanding
(See note 6 and 11)

    Convertible Preferred Stock, par value $.00l                      5,000
    10,000,000 authorized; 5,000,000 issued and outstanding
    (See note 11)
    Additional Paid in Capital (See note 6 and 11)                  652,009
    Accumulated Deficit                                            (544,970)
      Total Stockholders' Equity                                    115,324

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $121,012
                                                                       ========















                 See accompanying notes to financial statements

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
-------------------------------------------------------------------------------
                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Deusa Corporation)
                   Statement of Income and Retained Earnings
                      For the year Ended December 31, 1998

INCOME:

    Total Revenues                              0

EXPENSES:

    Auto Expense                              797

    Dues And Subscriptions                  1,775

    Office Expenses                         7,188

    Professional Fees                      35,680

     Rent                                  15,454

    Telephone Expenses                     12,201

    Travel and Entertainment               31,434

    Miscellaneous Tax                         534

     Public Relations                      17,062

     Auto Leasing                           7,506

    Interest                                    0

     Depreciation                           7,740

     Amortization                               0
                                         --------
          Total Expenses                  137,371)
                                         --------
NET INCOME (LOSS) FOR YEAR               (137,371)

ACCUMULATED DEFICIT JAN 1, 1998          (407,599)
                                         --------

ACCUMULATED DEFICIT DECEMBER 31,1998     (544,970)

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
-------------------------------------------------------------------------------
                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                       Statement of Stockholders' Equity
                               December 31, 1998


Common Stock $.00005 par value
 Authorized 100,000,000 Shares
 Issued 45,700,000 Shares                                                 $   2,285

Additional paid in capital                                                  478,346

Accumulated Deficit                                                        (407,599)
                                                                          ---------

Stockholders' Equity as of January 1, 1998                                   73,032

Common Stock Issued 5,980,179                                                 1,000

Preferred Stock Issued 5,000,000                                              5,000

Additional paid in capital (See note 6)                                     173,663

Net profit/(loss) for the period January 1, 1998 to December 31, 1998      (137,371)
                                                                          ---------

Stockholders' Equity as of December 31, 1998                              $ 115,324
                                                                          =========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
-------------------------------------------------------------------------------
                 See accompanying notes to financial statements
                          REDOX TECHNOLOGY CORPORATION
                            Statement of Cash Flows
                     For the Period Ended December 31, 1998


                                                     Current Year
                                                      12-31-98

Cash Flows from Operating Activities
Net Income                                           ($137,371)

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization                            7,740

 Increase (Decrease) in Accounts Payables                3,989
                                                     ---------

Total Adjustments                                       11,729
                                                     ---------

Net Cash Provided (Used) By Operating Activities     ($125,642)
                                                     ---------


Cash Flows from Investing Activities
Cash Payments for the Purchase of Property             (48,077)
                                                     ---------

Net Cash Provided (Used) By Investing Activities       (48,077)
                                                     ---------

Cash Flows from Financing Activities
Additional paid in capital                            (173,663
                                                     ---------

Net Cash Provided (Used) By Financing Activities      (173,663
                                                     ---------

Net Increase (Decrease) in Cash                            (56)
Cash at Beginning of Period                                242
                                                     ---------

Cash at End of Period                                $     186
                                                     =========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
-------------------------------------------------------------------------------






                See accompanying notes to financial statements

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
-------------------------------------------------------------------------------




REDOX TECHNOLOGY CORPORATION was incorporated on April 25, 1998, under the laws of the State of Delaware. The original name of the corporation was DCUSA CORPORATION. Management referred to the company as a "blind pool" or "blank check" company. Its primary business was to obtain an acquisition and/or merger whereby its stockholders would benefit. On June 1, 1993, the name of the corporation was changed to REDOX TECHNOLOGY CORPORATION. During 1993, the Company acquired a pending patent and all rights thereto which REDOX Management intends to develop for commercial purposes.

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
-------------------------------------------------------------------------------


NOTE 4.  PATENT ACQUISITION (continued)

On August 18, 1998, REDOX executed an exclusive agreement with Clark University, an option to elect a royalty bearing, limited terms, license to the Patent Rights in the novel Aluminum-Sulfur Battery developed by Stuart Licht at Clark University.

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
-------------------------------------------------------------------------------


NOTE 7.  ADDITIONAL PAID-IN CAPITAL

The cost of furniture and equipment acquired during the year was $0 (See Note
3). The fair market value has been determined at $25,000. The corporation has decided to record the asset in the books at the fair market value. The difference between the acquisition cost and the fair market value has therefore been transferred to additional paid-in capital.

As of March 31, 1994, the corporation was utilizing capital borrowed from its principal shareholder, Richard A. Szymanski. The principal and interest due on the note as of December 31, 1993 was $88,358, and the principal and interest due as of March 31, 1994 was $120,539, there having been an additional $32,181 accrued during the first quarter 1994. As per an agreement with Mr. Szymanski, the entire balance due to him was converted to Additional Paid-In Capital. For all of 1994, that amount was $186,023, there has been $153,842 directly posted to Additional Paid-In Capital during the second, third, and fourth quarters of 1994, in addition to the $32,181 transferred thereto from the first quarter of 1994. During 1995 an additional $33,212 has been contributed to Additional Paid-In Capital by Richard A. Szymanski. During 1996 an additional amount of $80,636 was contributed to Additional Paid-In Capital by Richard Szymanski. For the year ending December 31, 1998 an additional amount of $89,457 has been contributed by Richard Szymanski.

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
-------------------------------------------------------------------------------


Therefore, the assumption that the Company is a going concern, is entirely determined upon the uncertain ability of the Company to raise capital in such an amount as would be necessary to commence operations and produce sufficient cash flow therefrom to survive.

NOTE 11.  ADJUSTMENTS TO STOCKHOLDERS' EQUITY ENTRIES

The sum of Fifteen Dollars ($15.00) has been transferred from Additional Paid-In Capital to Common Stock at Par Value. This has been done to reflect the par value of all of the Company's Common Stock outstanding.

The sum of Six Thousand Dollars ($6,000) has been transferred from Additional Paid-In Capital to Preferred Stock. This has been done to reflect the par value of all of the Company's Preferred Stock outstanding.

NOTE 12.   LICENSE AGREEMENT

The Company executed a license agreement with Clark University for the exclusive use of their patented technology in certain industries. The Company paid Fifty Thousand Dollars ($50,000.00) for the use of this technology and will pay a royalty to Clark University on products sold as a result of using the technology.

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



         DESCRIPTION OF EXHIBITS (SUPPLEMENTAL OR OTHERWISE) SUBMITTED


         EXHIBIT NO.             DESCRIPTION OF EXHIBIT
         -----------             ----------------------

           3.i                   Articles of Incorporation of DCUSA Corporation

          27                     Financial Data Schedule