Form 10-Q
period 1999-03-31
REDOX TECHNOLOGY CORP
filed 1999-05-17
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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

                       ---------------------------------

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
                                                  ON: MARCH 31, 1999

      Common Stock
par value $0.00005 per share                          51,680,179

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION
                (Hereinafter referred to as Registrant or Company)

     Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of March 31, 1999, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                              as of March 31, 1999



                                     ASSETS


Current Assets:

           Cash - On Hand                              $           848
                                                       ---------------
                          TOTAL CURRENT ASSETS                     848

FIXED ASSETS: (See Note 3)

           Net Fixed Assests                           $        16,117
                                                       ---------------

TOTAL FIXED ASSETS                                     $        16,117
                                                       ---------------


OTHER ASSETS:

           License Agreement (See Note 12)             $        50,000
           Patents (See Note 4)                                  1,500
           Security Deposits                                     1,159
           Organization Costs - Net                                250
           Goodwill (See Note 5)                       $        50,000
                                                       ---------------

                          TOTAL OTHER ASSETS           $       102,909
                                                       ---------------


TOTAL ASSETS                                           $       119,874
                                                       ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                              as of March 31, 1999



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts Payable                                 $         3,450
                                                       ---------------


STOCKHOLDERS' EQUITY:

   Common Stock, par value $.00005 per share
   100,000,000 authorized. 51,680,179 issued and
   outstanding.    (See note 6 and 11)                 $         3,285

   Convertible Preferred Stock, par value $.001
   10,000,000 shares authorized.  5,000,000 shares
   issued and outstanding.                             $         5,000





     Additional Paid-in Capitol    (See note 6 and 11) $       729,563
     Accumulated Deficit - March 31, 1999               (      621,424)
                                                       ---------------


TOTAL STOCKHOLDERS EQUITY                              $       116,424
                                                       ---------------



TOTAL LIABILITIES AND EQUITY                           $       119,874
                                                       ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning
                      for the period ending March 31, 1999



INCOME:

           Total Revenues                              $             0
                                                       ---------------


EXPENSES:

           Professional Fees                           $        13,543
           Rent                                                 12,772
           Telephone Expense                                     3,701
           Office Expense                                        1,400
           Taxes                                                   814
           Public Relations                                      3,003
           Depreciation                                          1,800
           Auto Expense                                            420
           Travel & Entertainment Expense                       39,516
           Dues and Subscriptions                                 (514)
                                                       ---------------

                            TOTAL EXPENSES             $        76,455
                                                       ---------------

NET INCOME (Loss) FOR THE PERIOD                        (       76,455)

ACCUMULATED DEFICIT - January 1, 1999                   (      544,970)
                                                       ---------------


ACCUMULATED DEFICIT - MARCH 31, 1999                    (      621,425)
                                                       ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                       Statement of Stockholders' Equity
                              As of March 31, 1999





COMMON STOCK - $.0005 par value

           Authorized - 100,000,000 shares
           Issued - 51,680,179 shares                  $         3,285


CONVERTIBLE PREFERRED STOCK - $.001 par value

           Authorized - 10,000,000 shares
           Issued - 5,000,000 shares                   $         5,000


ADDITIONAL PAID-IN CAPITAL                             $       652,009


ACCUMULATED DEFICIT - January 1, 1999                   (      544,970)
                                                       ---------------

                                                       $       116,424
                                                       ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                             Statement of Cash Flow
                        For Period Ending March 31, 1999





CASH FLOW FROM OPERATING ACTIVITIES

    Net Income                                         ($       76,455)


ADJUSTMENT TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES

    DEPRECIATION & AMORTIZATION                        $         1,800

    INCOME (DECREASE IN ACCOUNTS PAYABLE                ($       2,237)
                                                       ---------------

TOTAL ADJUSTMENTS                                       ($         437)
                                                       ---------------


    NET CASH PROVIDED (USED BY OPERATING ACTIVITIES)    ($      76,892)


CASH FLOW FROM FINANCING ACTIVITIES                    $        77,554



NET INCOME (Decrease) IN CASH                          $           662

CASH AT BEGINNING OF PERIOD                                        186

CASH AT END OF PERIOD                                  $           848
                                                       ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                         Notes to Financial Statements
                                 March 31, 1999

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

NOTE 4.  PATENT ACQUISITION

On April 9, 1993 the Company acquired all interest in a U.S. Patent Pending application titled "EMERGENCY RESERVE BATTERY". It involves high density energy technology to enhance battery cells. The rights to the patent pending were acquired in exchange for fifteen million (15,000,000) shares of par value .0001 per share, with actual value of the intellectual property so acquired to be determined by an independent agency. For purpose of financial statements, the value is shown as $1,500. Management decided to record the property on the books at the aggregate par value $1,500. The value of this property is computed at $5,200,000. This value has been determined by Battelle Memorial Institute which is an independent valuation agency. On August 18, 1997, Redox executed and exclusive agreement with Clark University, an option to elect a royalty bearing, limited terms, license to the Patent Rights in the novel Aluminum-Sulfur Battery developed by Stuart Licht at Clark University.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 March 31, 1999

NOTE 4.  PATENT ACQUISITION - (CONTINUED)

Such exclusivity to apply to the electronics industry and for space applications. The company paid fifty thousand dollars ($50,000) for the exclusive use of these patents for the electronics and space application. The company will pay a voyolty to Clark University on products sold as a result of using the technology.

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

On July 1, 1996, the Board of Directors approved issued a stock option to purchase 1,000,000 shares to C. D. Douglas, said option to be exercised by July 1, 1998. Said option was exercised by Mr. Douglas.

NOTE 7.  ADDITIONAL PAID-IN CAPITAL

The cost of furniture and equipment acquired during the year was $0 (See note
3). The fair market value has been determined at $25,000. The corporation has decided to record the asset in the books at the fair market value. The difference between the acquisition cost and the fair market value has therefore been transferred to additional paid-in capital.

As of March 31, 1994, the corporation was utilizing capital borrowed from its principal share holder, Richard A. Szymanski. The principal and interest due on the note as of December 31, 1993 was $88,358, and the principal and interest dues as of March 31, 1994 was $120,539 there having been an additional $32,181 accrued during the first quarter 1994. As per an agreement with Mr. Szymanski, the entire balance due to him was converted to Additional Paid-In Capital. For all of 1994, that amount was $186,023, there has been $153,842 directly posted to Additional Paid-In Capital during the second, third, and fourth quarters of 1994, in addition to the $32,181 transferred thereto from the first quarter of 1994. During 1995 an additional $33,212 has been contributed to Additional Paid-In Capital by Richard A. Szymanski. During 1996 an additional amount of $80,636 has been contributed to Additional Paid-in Capital b Richard Szymanski. For the year ending December 31, 1997 and additional amount of $ 89,457 has been contributed by Richard Szymanski.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 March 31, 1999

NOTE 7.  ADDITIONAL PAID-IN CAPITAL - (CONTINUED)

For the year ending December 31, 1998 an additional amount of $ 173,662 has been contributed by the same party. For the three months ending March 31, 1999 an additional amount of $ 77,554 has been contributed by the same party.

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

The sum of Six Thousand Dollars ($5,000.00) has been transferred from Additional Paid-In Capital to Preferred Stock value. This has been done to reflect the par value of all of the Company's Preferred Stock outstanding.

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

           Registrant's financial condition has not changed materially from December 31, 1998 to the date of the financial statements herewith provided. To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski. The Notes to the Company's financial statements, as well as the Independent Auditor's Report, indicate the doubt about the Company's ability to continue as a going concern without the addition of financial capital. Because of the absence of revenues and the inability thus far to raise the capital necessary to commence operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern. However, the principal continues to infuse capital necessary to maintain the operations of the Company in a non-manufacturing status while additional capital is being sought.

                                    PART II
                               OTHER INFORMATION



ITEM 1.              LEGAL PROCEEDINGS

                     The corporation is involved as a defendiant in litigation involving a party claiming to have been a former consultant. Regardless of the outcome it is the judgement of management that the matter will have no material impact. It is the opinion of management that this lawsuit is without merit.


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

                         27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         REDOX TECHNOLOGY CORPORATION
                                         (Registrant)

DATE:  May 17, 1999                      /s/ Richard A. Szymanski
                                         --------------------------
                                         Richard A. Szymanski
                                         President/Director

                                 EXHIBIT INDEX


                         27 -- Financial Data Schedule