Form 10-Q
period 1999-06-30
REDOX TECHNOLOGY CORP
filed 1999-08-16
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1999

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
                                                  ON: JUNE 30, 1999
          Common Stock
par value $0.00005 per share                         51,680,179

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION
          (Hereinafter referred to as Registrant or Company)

           Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of June 30, 1999, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                              as of June 30, 1999



                                     ASSETS


Current Assets:

           Cash - On Hand                                     $        1,733
                                                              --------------
                                  TOTAL CURRENT ASSETS                 1,733

FIXED ASSETS: (See Note 3)

           Net Fixed Assests                                  $       14,317
                                                              --------------

TOTAL FIXED ASSETS                                            $       14,317
                                                              --------------


OTHER ASSETS:

           License Agreement (See Note 12)                    $       50,000
           Patents (See Note 4)                                        1,500
           Security Deposits                                           1,159
           Organization Costs - Net                                      250
           Goodwill (See Note 5)                              $       50,000
                                                              --------------

                                  TOTAL OTHER ASSETS          $      102,909
                                                              --------------


TOTAL ASSETS                                                  $      118,959
                                                              ==============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                              as of June 30, 1999



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts Payable                                        $         7,054
                                                              ---------------


STOCKHOLDERS' EQUITY:

      Common Stock, par value $.00005 per share
      100,000,000 authorized. 51,680,179 issued and
      outstanding.    (See note 6 and 11)                     $         3,285

      Convertible Preferred Stock, par value $.001
      10,000,000 shares authorized.  5,000,000 shares
      issued and outstanding.                                 $         5,000





         Additional Paid-in Capitol    (See note 6 and 11)    $       816,229
         Accumulated Deficit - March 31, 1999                (        712,609)
                                                              ---------------


TOTAL STOCKHOLDERS EQUITY                                     $       111,905
                                                              ---------------



TOTAL LIABILITIES AND EQUITY                                  $       118,959
                                                              ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning
                      for the period ending June 30, 1999



INCOME:

           Total Revenues                                     $             0
                                                              ---------------


EXPENSES:

           Professional Fees                                  $        24,828
           Rent                                                        26,121
           Telephone Expense                                            8,583
           Office Expense                                               3,780
           Taxes                                                        1,988
           Public Relations                                             5,114
           Depreciation                                                 3,600
           Auto Expense                                                   636
           Travel & Entertainment Expense                              93,978
           Dues and Subscriptions                                        (389)
                                                              ---------------

                                    TOTAL  EXPENSES           $       167,639
                                                              ---------------

NET INCOME (Loss) FOR THE PERIOD                             (        167,639)

ACCUMULATED DEFICIT - January 1, 1999                        (        544,970)
                                                              ---------------


ACCUMULATED DEFICIT - JUNE 30, 1999                          (        712,609)
                                                              ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                       Statement of Stockholders' Equity
                              As of June 30, 1999





COMMON STOCK - $.0005 par value

           Authorized - 100,000,000 shares
           Issued - 51,680,179 shares                         $         3,285


CONVERTIBLE PREFERRED STOCK - $.001 par value

           Authorized - 10,000,000 shares
           Issued - 5,000,000 shares                          $         5,000


ADDITIONAL PAID-IN CAPITAL                                    $       652,009


ACCUMULATED DEFICIT - January 1, 1999                        (        544,970)
                                                              ---------------


STOCKHOLDERS' EQUITY - January 1, 1999                        $       115,324

ADDITIONAL PAID IN CAPITAL ( See Note 7)                      $       164,221

NET PROFIT & LOSS FOR THE PERIOD
           JANUARY 1, 1999 - June 30, 1999                   ($       167,640)
                                                              ---------------

                                                              $       111,905

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                             Statement of Cash Flow
                        For Period Ending June 30, 1999





CASH FLOW FROM OPERATING ACTIVITIES

           Net Income                                        ($       167,639)


ADJUSTMENT TO RECONCILE NET INCOME TO
           NET CASH PROVIDED BY OPERATING ACTIVITIES

           DEPRECIATION & AMORTIZATION                        $         3,600

           INCOME (DECREASE) IN ACCOUNTS PAYABLE             ($        3,604)
                                                              ---------------

TOTAL ADJUSTMENTS                                            ($         7,204)
                                                              ---------------


           NET CASH PROVIDED (USED BY OPERATING ACTIVITIES)  ($       160,435)


CASH FLOW FROM FINANCING ACTIVITIES                           $       164,220



NET INCOME (Decrease) IN CASH                                 $         1,547

CASH AT BEGINNING OF PERIOD                                               186

CASH AT END OF PERIOD                                         $         1,733
                                                              ===============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                         Notes to Financial Statements
                                 June 30, 1999

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 June 30, 1999

NOTE 4.  PATENT ACQUISITION - (CONTINUED)

Such exclusivity to apply to the electronics industry and for space applications. The company paid fifty thousand dollars ($50,000) for the exclusive use of these patents for the electronics and space application. The company will pay a royolty to Clark University on products sold as a result of using the technology.

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 June 30, 1999

NOTE 7.  ADDITIONAL PAID-IN CAPITAL - (CONTINUED)

For the year ending December 31, 1998 an additional amount of $ 173,662 has been contributed by the same party. For the six months ending June 30, 1999 an additional amount of $ 164,221 has been contributed by the same party.

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


                                     REDOX TECHNOLOGY CORPORATION
                                     (Registrant)

DATE: August 13, 1999                /s/ RICHARD A. SZYMANSKI
                                     ----------------------------
                                     Richard A. Szymanski
                                     President/Director

                                 EXHIBIT INDEX


                         27 -- FINANCIAL DATA SCHEDULE