Form 10-Q
period 1999-09-30
REDOX TECHNOLOGY CORP
filed 1999-11-15
CIK 833083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                        Commission File Number: 33-22142

                          ReDOX TECHNOLOGY CORPORATION

        Delaware                                      55-0681106
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

                                  YES [X]    NO

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

         Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of September 30, 1999, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                  Balance Sheet
                            As of September 30, 1999

                                     ASSETS

Current Assets:

     Cash - On Hand                                            $    723
                                                               --------
                              TOTAL CURRENT ASSETS                  723

FIXED ASSETS: (See Note 3)

     Net Fixed Assets                                          $ 15,328
                                                               --------

TOTAL FIXED ASSETS                                             $ 15,328
                                                               --------
OTHER ASSETS:

     License Agreement (See Note 12)                           $ 50,000
     Patents (See Note 4)                                         1,500
     Security Deposits                                            1,159
     Organization Costs - Net                                       250
     Goodwill (See Note 5)                                     $ 50,000
                                                               --------

                              TOTAL OTHER ASSETS               $102,909
                                                               --------

TOTAL ASSETS                                                   $118,960
                                                               ========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                  Balance Sheet
                            As of September 30, 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts Payable                                             $  12,575
                                                                  ---------
STOCKHOLDERS' EQUITY:

     Common Stock, par value $.00005 per share
     100,000,000 authorized. 51,680,179 issued and
     outstanding  (See note 6 and 11)                             $   3,285

     Convertible Preferred Stock, par value $.001
     10,000,000 shares authorized.  5,000,000 shares
     issued and outstanding                                       $   5,000




               Additional Paid-in Capitol (See note 6 and 11)     $ 862,701
               Accumulated Deficit - September 30, 1999            (764,601)
                                                                  ---------

TOTAL STOCKHOLDERS EQUITY                                         $ 106,385
                                                                  ---------

TOTAL LIABILITIES AND EQUITY                                      $ 118,960
                                                                  =========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning
                  For the Nine Months Ending September 30, 1999

INCOME:

     Total Revenues                                               $       0
                                                                  ---------
EXPENSES:

     Professional Fees                                            $  35,050
     Rent                                                            33,492
     Telephone Expense                                               13,494
     Office Expense                                                   5,894
     Taxes                                                            1,933
     Public Relations                                                 6,614
     Depreciation                                                     5,400
     Auto Expense                                                     2,955
     Travel & Entertainment Expense                                 114,799

                              TOTAL EXPENSES                      $ 219,631
                                                                  ---------

NET INCOME (Loss) FOR THE PERIOD                                   (219,631)
                                                                  ---------

ACCUMULATED DEFICIT - January 1, 1999                              (544,970)
                                                                  ---------

ACCUMULATED DEFICIT - SEPTEMBER 30, 1999                           (764,601)
                                                                  =========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                        Statement of Stockholders' Equity
                            As of September 30, 1999

COMMON STOCK - $.0005 par value

     Authorized - 100,000,000 shares
     Issued - 51,680,179 shares                                   $   3,285


CONVERTIBLE PREFERRED STOCK - $.001 par value

     Authorized - 10,000,000 shares
     Issued - 5,000,000 shares                                    $   5,000


ADDITIONAL PAID-IN CAPITAL                                        $ 652,009


ACCUMULATED DEFICIT- January 1, 1999                               (544,970)
                                                                  ---------


STOCKHOLDERS' EQUITY - January 1, 1999                            $ 115,324

ADDITIONAL PAID IN CAPITAL (See Note 7)                           $ 201,692

NET PROFIT & LOSS FOR THE PERIOD
     JANUARY 1, 1999 - September 30, 1999                         $(219,631)
                                                                  ---------

                       Total Stockholders Equity                  $ 106,385
                                                                  =========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                             Statement of Cash Flow
                      For Period Ending September 30, 1999

CASH FLOW FROM OPERATING ACTIVITIES

     Net Income                                                   $(219,631)

ADJUSTMENT TO RECONCILE NET INCOME TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES

     DEPRECIATION & AMORTIZATION                                  $   5,400

     INCREASE (DECREASE) IN ACCOUNTS PAYABLE                      $   5,521
                                                                  ---------

TOTAL ADJUSTMENTS                                                 $ (10,921)
                                                                  ---------

     NET CASH PROVIDED (USED BY OPERATING ACTIVITIES)             $ (10,921)

CASH FLOW FROM FINANCING ACTIVITIES                               $ 208,710

NET INCOME (Decrease) IN CASH                                     $ 210,893

CASH AT BEGINNING OF PERIOD                                             537
                                                                  ---------

CASH AT END OF PERIOD                                             $     723
                                                                  =========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                          Notes to Financial Statements
                               September 30, 1999

NOTE 1.  NATURE OF BUSINESS

ReDOX TECHNOLOGY CORPORATION was incorporated on April 25, 1988, under the laws of the State of Delaware. The original name of the corporation was DCUSA CORPORATION. DCUSA Management referred to the company as a "blind pool" or "blank check" company. Its primary business was to obtain an acquisition and/or merger transaction whereby its stockholders would benefit. On June 1, 1993, the name of the corporation was changed to ReDOX TECHNOLOGY CORPORATION. During 1993, the Company acquired a pending patent and all rights thereto which ReDOX Management intends to develop for commercial purposes.

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

NOTE 4.  PATENT ACQUISITION

On April 9, 1993 the Company acquired all interest in a U.S. Patent Pending application titled "EMERGENCY RESERVE BATTERY". It involves high-density energy technology to enhance battery cells. The rights to the patent pending were acquired in exchange for fifteen million (15,000,000) shares of par value .0001 per share, with actual value of the intellectual property so acquired to be determined by an independent agency. For purpose of financial statements, the value is shown as $1,500. Management decided to record the property on the books at the aggregate par value $1,500. The value of this property is computed at $5,200,000. This value has been determined by Battelle Memorial Institute, which is an independent valuation agency. On August 18, 1997, Redox executed and exclusive agreement with Clark University, an option to elect a royalty bearing, limited terms, license to the Patent Rights in the novel Aluminum-Sulfur Battery developed by Stuart Licht at Clark University.

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Notes to Financial Statements (Continued)
                               September 30, 1999

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Notes to Financial Statements (Continued)
                               September 30, 1999

NOTE 7.  ADDITIONAL PAID-IN CAPITAL - (CONTINUED)

For the year ending December 31, 1998 an additional amount of $ 173,662, has been contributed by the same party. For the months ending September 30, 1999 an additional amount of $ 210,693 has been contributed by the same party.

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

NOTE 10.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because the Company has not yet commenced operations, it is entirely dependent upon the continued contributions of capital and other resources provided by its principals until such time as sufficient capital can be raised from other sources (e.g. from the sale of the Company's authorized but unissued Common stock) to commence production for sale of its products. Therefore, the assumption that the Company is a going concern, is entirely determined upon the uncertain ability of the Company to raise capital in such an amount as would be necessary to commence operations and produce sufficient cash flow there from to survive.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  Cause No. 1999-19,667; Larry Bell and Valery K. Aksamentov vs. ReDOX Technology Corporation and Richard Szymanski in the District Court of Harris County, Texas 133rd Judicial District.

                  This lawsuit, filed in 1999, involves a purported agreement between the Plaintiff's and Defendants, which has never been ratified or accepted by the Corporation. The corporation is of the opinion that the litigation has no merit and will have to be litigated.

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

                                        ReDOX TECHNOLOGY CORPORATION
                                        (Registrant)

DATE: November 15, 1999                 /s/ RICHARD A. SZYMANSKI
     ----------------------------       ----------------------------------------
                                        Richard A. Szymanski
                                        President/Director

                               INDEX TO EXHIBITS

EXHIBIT
  NO.       DESCRIPTION
------      -----------
  27        Financial Data Schedule