Form 10-K405
period 1999-12-31
REDOX TECHNOLOGY CORP
filed 2000-03-15
CIK 833083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked price of the stock on December 31, 1999 was $20,992,488.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

                  CLASS                  NUMBER OF SHARES OUTSTANDING ON:
                  -----                  --------------------------------
               Common Stock                         DECEMBER 31, 1999
               par value $0.00005                   -----------------
                                                        51,680,179
               Convertible Preferred Stock
               par value $0.001                         5,000,000


DOCUMENTS INCORPORATED BY REFERENCE:   NONE

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

         (ii) Since reinstatement of trading status in May 1995, the Company's stock under the symbol "RDOX", has experienced sales of stock at a high of $1.1875 and a low of $0.2969 per share through December 1999. On December 31, 1999, the stock closed at $0.4068.


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

Through December 31, 1999 the corporation had utilized capital borrowed from its principal shareholder, Richard A. Szymanski. The amount borrowed by the corporation through December 31, 1994 was $186,023, which included principal and interest. Mr. Szymanski, as per an agreement with the corporation, provided for that entire amount to be contributed as Additional Paid-in Capital increasing the total Additional Paid-in Capital balance to $275,026, through December 31, 1994. Through December 31, 1996 an additional $33,212 was provided by Mr. Szymanski as operating capital and converted to Additional Paid-in Capital bringing the balance up to $308,238. During 1996 an additional $80,636 was provided Mr. Szymanski bringing the balance up to $393,922. During 1997, Mr. Szymanski provided $89,487 of operating capital and converted to Paid-in Capital, bringing the balance to $483,409. During 1998, Mr. Szymanski provided $173,662 of operating capital and was converted to paid-in capital, bringing the total to $657,071. During 1999, Mr. Szymanski provided $238,681 in working capital bringing the total to $895,568.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Registrants financial condition has not changed materially from December 31, 1998 to date herewith provided. To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski. Because the absence of revenues and the inability thus far to raise the capital necessary to commence manufacturing operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern.

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

=============================== ========= =================================== ============= ==========================
             NAME                 AGE             OTHER OFFICE HELD               TERM            PERIOD SERVED
=============================== ========= =================================== ============= ==========================
Richard Szymanski                  58     President/Director                     1 Year             84 Months
------------------------------- --------- ----------------------------------- ------------- --------------------------
                                          Secretary/Treasurer
Clifton D. Douglas                 78     Director                               1 Year             36 Months
------------------------------- --------- ----------------------------------- ------------- --------------------------
James R. Schuler                   60     Director                               1 Year             16 Months
------------------------------- --------- ----------------------------------- ------------- --------------------------
Clifford A.  Jones                 87     /Director                              1 Year             79 Months
=============================== ========= =================================== ============= ==========================

c) Identification of Certain Significant Employees. None.
d) Family Relationships of All Officers and Directors. None.
e) Business Experience of All Officers and Directors.

     1)  Background during last 5 years.

         Ruchard A. Szymanski served as an executive officer and Director of the corporation since April 1993. Mr Szymanski has over 28 years experience in pioneering the use of computers for printing, publishing, typesetting and layout; supervising the writing, illustration, publishing and photography of major world events; and more recently the development and improvement of high density power sources.


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

         Clifford A. Jones has served as Secretary and Director of the Corporation since April, 1993. Mr. Jones was the founder and Senior Partner of the firm of Jones, Close and Brown, Chartered Attorney-at-Law, in Las Vegas, Nevada, where he has been practicing law for the past 38 years. Mr. Jones served as Lieutenant Governor of the State of Nevada for two consecutive terms. He is listed in "Who's Who in American Law" and "Who's Who in the World".

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

(g) Promoters and Control Persons. None.

ITEM 11. EXECUTIVE COMPENSATION.

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              (a) Certain Beneficial Owners.

======================= ============================== =============================== ===============================
                                                             (3) Amount Nature
     (1) Title of           (2) Name and Address               of Beneficial                    (4) Percent
        Class                of Beneficial Owner                 Ownership                        of Class
----------------------- ------------------------------ ------------------------------- -------------------------------
     Common Stock       Richard Alan Szymanski                                                     29.3%
                        Trust #1                             15,144,900 shares
                        15 White Oak Manor
                        Conroe, Texas 77304
----------------------- ------------------------------ ------------------------------- -------------------------------
   Preferred Stock      Richard Alan Szymanski                   5,000,000
                        Trust #1                                                                    50%
                        15 White Oak Manor
                        Conroe, Texas 77304
======================= ============================== =============================== ===============================


(b)      Security Ownership of Management.

=============================== ============================ ================================ ========================
                                                                    (3) Amount Nature
      (1) Title of Class                (2) Name of                   of Beneficial               (4) Percent of
                                     Beneficial Owner                   Ownership                      Class
------------------------------- ---------------------------- -------------------------------- ------------------------
Common Stock                      Richard Alan Szymanski                   15,144,900 Shares           29.3%
                                         Trust #1
------------------------------- ---------------------------- -------------------------------- ------------------------
Preferred Stock                   Richard Alan Szymanski                           5,000,000            50%
                                         Trust #1
------------------------------- ---------------------------- -------------------------------- ------------------------
Common Stock                    Clifton D. Douglas                            500,000 Shares           1.00%
------------------------------- ---------------------------- -------------------------------- ------------------------
Common Stock                    Clifford A. Jones                           1,000,000 Shares           2.00%
=============================== ============================ ================================ ========================
  Note:  As a group, the officers and directors beneficially own approximately 16,644,900 Shares.

Changes in Control.   None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of the report:

     (1) Articles of Incorporation of DCUSA Corporation

     (2) Financial Statements


(b) Exhibits:

     (1) Articles of Incorporation of DCUSA Corporation (Exhibit 3.i)

                            [WANT & ENDER LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Board of Directors:
REDOX TECHNOLOGY CORPORATION



We have audited the accompanying balance sheet of REDOX TECHNOLOGY CORPORATION at December 31, 1999 and the related Statements of income and retained earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet begun operations, and as such, sustained recurring losses. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDOX TECHNOLOGY CORPORATION at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





/s/ MARTIN ENDER
Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
March 7, 2000

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                                 Balance Sheet
                                December 31, 1999

                                     ASSETS

CURRENT ASSETS
    Cash on Hand                                               $   3,233
                                                               ---------
       Total Current Assets                                        3,233

FIXED ASSETS (SEE NOTE 3)
    Net Fixed Assets                                              18,928
                                                               ---------
       Total Fixed Assets                                         18,928

OTHER ASSETS
    License Agreement (See note 12)                               50,000
    Patent (See notes 4 and 9)                                     1,500
    Security Deposits                                              1,159
    Goodwill (See note 5)                                         50,000
    Organization Costs                                               250
       (Net of accumulated amortization $500)
                                                               ---------
       Total Other Assets                                        102,909
                                                               ---------
TOTAL ASSETS                                                   $ 125,070
                                                               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts Payable                                              15,147

STOCKHOLDERS' EQUITY

    Common Stock, par value $.00005 per share                  $   3,285
    100,000,000 authorized; 51,680,179 issued and outstanding
    (See note 6 and 11)

    Convertible Preferred Stock, par value $.001                   5,000
    10,000,000 authorized;5,000,000 issued and outstanding
    (See note 11)

    Additional Paid in Capital (See notes 6 and 11)              973,545

    Accumulated Deficit                                         (871,907)
                                                               ---------
       Total Stockholders' Equity                                109,923
                                                               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 125,070
                                                               =========




                 See accompanying notes to financial statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                    Statement of Income and Retained Earnings
                      For the year ended December 31, 1999

INCOME:
    Total Revenues                      $       0

EXPENSES:

    Auto Expense                            3,652
    Office Expenses                         9,076
    Professional Fees                      50,864
    Rent                                   25,622
    Telephone Expenses                     17,639
    Travel                                150,959
    Miscellaneous Tax                       2,368
    Public Relations                        8,174
    Royalty Fee                            35,000
    Auto Leasing                           16,383
    Depreciation                            7,200
                                        ---------
       Total Expenses                    (326,937)
                                        ---------
NET INCOME/(LOSS) FOR THE YEAR           (326,937)

ACCUMULATED DEFICIT JAN 1, 1999          (544,970)
                                        ---------
ACCUMULATED DEFICIT DECEMBER 31, 1999    (871,907)
                                        =========




                       See accompanying notes to financial

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                        Statement of Stockholders' Equity
                                December 31, 1999


Common Stock $.00005 par value
    Authorized 100,000,000 Shares
    Issued 45,700,000  Shares                  $   3,285

Preferred Stock Issued 5,000,000                   5,000

Additional paid in capital                       652,009

Accumulated Deficit                             (544,970)
                                               ---------
Stockholders Equity as of January 1, 1999        115,324


Additional paid in capital (See note 6)          321,536

Net profit/(loss) for the period
    January 1, 1999 to December 31, 1999        (326,937)
                                               ---------
Stockholders' Equity as of December 31, 1999   $ 109,923
                                               =========




                 See accompanying notes to financial statements

                          REDOX TECHNOLOGY CORPORATION
                             Statement of Cash Flows
                     For the Period Ended December 31, 1999

                                                   Current Year
                                                     12-31-99
                                                   ------------
Cash Flows from Operating Activities
 Net Income                                        $   (326,937)
Adjustments to Reconcile Net Income to Net
       Cash Provided by Operating Activities:
    Depreciation and Amortization                         1,800
    Increase (Decrease) in Accounts Payables              9,459
                                                   ------------
Total Adjustments                                        11,259
                                                   ------------
Net cash Provided (Used) By Operating Activities   $   (315,678)
                                                   ------------

Cash Flows from Investing Activities
    Cash Payments for the Purchase of Property           (2,811)
                                                   ------------
Net Cash Provided (Used) By Investing Activities         (2,811)
                                                   ------------

Cash Flows from Financing Activities
    Proceeds from Additional Paid In Capital            321,536
                                                   ------------
Net Cash Provided (Used) By Financing Activities        321,536
                                                   ------------

Net Increase (Decrease) in Cash                           3,047
Cash at Beginning of Period                                 186
                                                   ------------
Cash at End of Period                              $      3,233
                                                   ============




                 See accompanying notes to financial statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                          Notes to financial statements
                               December 32, 1999

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

NOTE 4. PATENT ACQUISITION

On April 9, 1993 the Company acquired all interest in a U.S. Patent Pending application titled "EMERGENCY RESERVE BATTERY." It involves high density energy technology to enhance battery cells. The rights to the patent pending were acquired in exchange for fifteen million (15,000,000) shares of par value .0001 per share, with actual value of the intellectual of the intellectual property so acquired to be determined by an independent agency. For purpose of financial statement, the value is shown as $1,500. Management decided to record the property on the books at the aggregate par value $1,500. The value of this property is computed at $5,200,000. This value has been determined by Battelle Memorial Institute which is an independent valuation agency. On August 18, 1997, Redox executed an exclusive agreement with Clark University, an option to elect a royalty bearing, limited terms, license to the Patent Rights in the novel Aluminum Sulfur Battery developed by Stuart Licht at Clark University.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                    Notes to Financial Statements (Continued)
                                December 31, 1998


Such exclusivity to apply to the electronics industry and for space applications. The company paid twenty thousand dollars ($20,000) for the exclusive use of these patents for the electronics and space application. The company will pay a royalty to Clark University on products sold as a result of using the technology.

NOTE 5. GOODWILL

This represents amounts originally paid for the acquisition of Dcusa Corporation by Richard Szymanski. This is reflected on the books as Additional Paid-in Capital.

NOTE 6. COMMON STOCK

On April 9, 1993, the number of outstanding shares of the Company's Common Stock was increased by fifteen million (15,000,000) shares. Theme fifteen million (15,000,000) shares were issued to Richard A. Szymanski in exchange or assignment of all rights to the pending patent application (See note 4 above).


On July 1, 1999, the Board of Directors approved issued a stock option to purchase 1,000,000 shares to C.D. Douglas, said option to be exercised by July 1, 1998. Said option was exercised by Mr. Douglas.

NOTE 7. ADDITIONAL PAID IN CAPITAL.

The cost of furniture and equipment acquired during the year was $0. (See note
3). The fair market value has been determined at $25,000. The corporation has decided to record the asset in the books at the fair market value. The difference between the acquisition cost and the fair market value has therefore been transferred to additional paid in capital.

As of March 31, 1994, the corporation was utilizing capital borrowed from its principal shareholder, Richard A. Szymanski. The prinicipal and interest due on the note as of December 31, 1993 was $88,358, and the principal and the principal and interest due as of March 31,1994 was $120,539 there having been an additional $32,181 accrued during the first quarter 1994. As per an agreement with Mr. Szymanski, the entire balance due to him was converted to Additional Paid-in Capital. For all of 1994, that amount was $l86,023 there has been $153,842 directly posted to Additional Paid-in Capital during the second, third, and fourth quarters of 1994, in addition to the $32,181 transferred thereto from the first quarter of 1994. During 1995 an additional $33,212 has been contributed to Additional Paid-in Capital by Richard A. Szymanski. During 1996 an additional amount of $80,636 has been contributed to Additional Paid-in Capital by Richard Szymanski. For the year ending December 31, 1997 an additional amount of $89,457 has been contributed by Richard Szymanski. For the year ending December 31, 1998 an additional amount of $173,662 has been contributed by the same party. For the year ending December 31, 1999 an additional amount of $321,536 has been contributed by the same party.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                    Notes to Financial Statements (Continued)
                                December 32, 1998

NOTE 8. CHANGE OF FISCAL YEAR

On June 16, 1993, the Board of Director. approved the change of fiscal year of the corporation from beginning on June 1 and ending on May 31, to beginning on January 1 and ending December 31.


NOTE 9. ALTERATIONS TO PREVIOUS FINANCIAL STATEMENTS FOR THE SAME PERIOD

The original audited balance sheet as at March 31, 1994 recognized the patent at its fair market. value of $5,200,000 (see Note 4), with the corresponding value assigned to Additional Paid-in Capital. Management decided to revise the March 31, 1994 financial statement to recognize the patent's value at $1,500, with corresponding value assigned to Additional Paid-in Capital.

NOTE 10. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because the Company has not yet commenced operations, it is entirely dependent upon the continued contributions of capital and other resources provided by its principals until such time as sufficient capital can be raised from other sources (e.g. from the sale of the Company's authorized but unissued Common stock) to commence production for sale of its products. Therefore, the assumption that the Company is a going concern, is entirely determined upon the uncertain ability of the company to raise capital in such an amount as would ha necessary to commence operations and produce sufficient cash flow therefrom to survive.

NOTE 11. ADJUSTMENTS TO STOCKHOLDERS' EQUITY ENTRIES

The sum of Fifteen Dollars ($l5.00) has been transferred from Additional Paid-In Capital to Common Stock at Par Value. This has been done to reflect the par value of all of the Company's Common Stock outstanding.

The sum of six thousand dollars ($6,000) has been transferred from Additional Paid-in Capital to Preferred Stock. This has been done to reflect the par value of all of the company's Preferred Stock outstanding.

Note 12. LICENSE AGREEMENT

The company executed a license agreement with Clark University for the exclusive use of their patented technology in certain industries. The Company paid fifty thousand dollars ($50,000) for the use of this technology and will pay a royalty to Clark University on products sold as a result of using the technology.

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

Date: March 15.2000
     --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Clifton D. Douglas
   -------------------------------------------
   Clifton D. Douglas/Director

Date: March 15, 2000
     ---------------

By: /s/Clifford A. Jones
   -------------------------------------------
   Clifford A. Jones/Director

Date: March 15, 2000
     ---------------

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
