Form 10-K405/A
period 1999-12-31
REDOX TECHNOLOGY CORP
filed 2000-05-10
CIK 833083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                                 FORM 10-K/A


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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.


                  CLASS                  NUMBER OF SHARES OUTSTANDING ON:
                  -----                  --------------------------------
               Common Stock                         DECEMBER 31, 1999
               par value $0.00005                   -----------------
                                                        49,350,478



DOCUMENTS INCORPORATED BY REFERENCE:   NONE

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
    100,000,000 authorized; 49,350,478 issued and outstanding
    (See note 6 and 11)

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