Form 10-Q
period 2000-03-31
REDOX TECHNOLOGY CORP
filed 2000-05-15
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

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

           CLASS                               NUMBER OF SHARES OUTSTANDING
                                                    ON: MARCH 31, 2000

          Common Stock
par value $0.00005 per share                             49,600,478

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION
          (Hereinafter referred to as Registrant or Company)

           Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of December 31, 1999, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                              as of March 31,2000



                                     ASSETS


Current Assets:

           Cash - On Hand                                       $     553
                                                                ---------
                                       TOTAL CURRENT ASSETS     $     553
FIXED ASSETS: (See Note 3)

           Net Fixed Assests                                    $  22,527
                                                                ---------

TOTAL FIXED ASSETS                                              $  23,080
                                                                ---------


OTHER ASSETS:

           License Agreement (See Note 12)                      $  50,000
           Patents (See Note 4)                                     1,500
           Security Deposits                                        1,159
           Organization Costs - Net                                   250
           Goodwill (See Note 5)                                $  50,000
                                                                ---------

                                       TOTAL OTHER ASSETS       $ 102,909
                                                                 --------


TOTAL ASSETS                                                     $125,989
                                                                 ========

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                              as of March 31, 2000



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

           Accounts Payable                                        $    16,385
                                                                       -------


STOCKHOLDERS' EQUITY:

           Common Stock, par value $.00005 per share
           100,000,000 authorized. 49,600,478 issued and
           outstanding. (See note 6, 11, and 12)                  $      3,285

           Convertible Preferred Stock, par value $.001
           10,000,000 shares authorized. 5,000,000 shares
           issued and outstanding.                                $      5,000





           Additional Paid-in Capitol (See note 6 and 11)       $    1,006,349
           Accumulated Deficit March 31, 2000                   $ (    905,030)
                                                                 --------------


TOTAL STOCKHOLDERS EQUITY                                       $      109,604
                                                                --------------


TOTAL LIABILITIES AND EQUITY                                    $      125,989
                                                                ==============

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning
                   for The Three Months Ending March 31, 2000


INCOME:

           Total Revenues                                     $            -0-
                                                              ----------------


EXPENSES:

           Professional Fees                                  $          8,618
           Rent                                                          8,749
           Telephone Expense                                             5,108
           Office Expense                                                2,037
           Taxes                                                           566
           Public Relations                                              3,321
           Depreciation                                                  1,800
           Auto Expense                                                    868
           Travel & Entertainment Expense                                7,248
           Dues and Subscriptions                                          207
                                         TOTAL  EXPENSES      $         38,522
                                                              ----------------

NET INCOME (Loss) FOR THE PERIOD                               (        38,522)

ACCUMULATED DEFICIT - January 1, 2000                          (       866,508)
                                                              ----------------


ACCUMULATED DEFICIT - MARCH 31, 2000                           (       905,030)
                                                              ================

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                       Statement of Stockholders' Equity
                              As of March 31, 2000

COMMON STOCK - $.0005 par value

           Authorized - 100,000,000 shares
           Issued - 49,600,478 shares                            $       3,285


CONVERTIBLE PREFERRED STOCK - $.001 par value

           Authorized - 10,000,000 shares
           Issued - 5,000,000 shares                             $       5,000


ADDITIONAL PAID-IN CAPITAL                                       $     973,545


ACCUMULATED DEFICIT  - January 1, 2000                           $   ( 871,907)
                                                                     ----------

STOCKHOLDERS' EQUITY - JANUARY 1, 2000                           $     109,923

ADDITIONAL PAID IN CAPITAL  (See Note 7)                                38,203

NET PROFIT AND LOSS FOR THE PERIOD
           January 1, 2000 -March 31, 2000                       $     [38,522]

                            TOTAL STOCKHOLDERS EQUITY            $     109,604

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                             Statement of Cash Flow
                        For Period Ending March 31, 2000





CASH FLOW FROM OPERATING ACTIVITIES

           Net Income                                         $      (   38,522)


ADJUSTMENT TO RECONCILE NET INCOME TO
           NET CASH PROVIDED BY OPERATING ACTIVITIES

         DEPRECIATION & AMORTIZATION                          $           1,800

         INCOME (DECREASE IN ACCOUNTS PAYABLE                 $           1,238
                                                               ----------------

TOTAL ADJUSTMENTS                                             $           3,038
                                                               ----------------


         NET CASH PROVIDED (USED BY OPERATING ACTIVITIES)     $          35,484)


CASH FLOW FROM FINANCING ACTIVITIES                           $          32,804



NET INCOME (Decrease) IN CASH                                 $           2,680

CASH AT BEGINNING OF PERIOD                                   $           3,233
                                                              -----------------

CASH AT END OF PERIOD                                         $             553
                                                              =================

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                         Notes to Financial Statements
                                 March 31, 2000

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 March 31, 2000

NOTE 4.  PATENT ACQUISITION - (CONTINUED)

Such exclusivity to apply to the electronics industry and for space applications. The company paid fifty thousand dollars ($50,000) for the exclusive use of these patents for the electronics and space application. The company will pay a royalty to Clark University on products sold as a result of using the technology. The company has paid a minimum annual royalty to Clark University of $35,000.

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

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 March 31, 2000

NOTE 7.  ADDITIONAL PAID-IN CAPITAL - (CONTINUED)

For the year ending December 31, 1998 an additional amount of $ 173,662 has been contributed by the same party. For the year ending December 31, 1999 an additional amount of $238,581 has been contributed by the same party. For the period ending March 31, 2000, he has contributed an additional amount of $32,804.

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

The sum of Six Thousand Dollars ($5,000.00) has been transferred from Additional Pain-In Capital to Preferred Stock value. This has been done to reflect the par value of all of the Company's Preferred Stock outstanding.

NOTE 12.

The outstanding shares of common stock have been adjusted to agree with stock transfer agent's records.

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

           Registrant's financial condition has not changed materially from December 31, 1999 to the date of the financial statements herewith provided. To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski. The Notes to the Company's financial statements, as well as the Independent Auditor's Report, indicate the doubt about the Company's ability to continue as a going concern without the addition of financial capital. Because of the absence of revenues and the inability thus far to raise the capital necessary to commence operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern. However, the principal continues to infuse capital necessary to maintain the operations of the Company in a non-manufacturing status while additional capital is being sought.

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

                 Exhibit 27 - Financial Data Schedule

                                 ITEMS REPORTED


ITEM 1.  ACQUISITION/DISPOSITION OF ASSETS

                     None

ITEM 2.  APPOINTMENT OF RECEIVER

                     None

ITEM 3.  REGISTRANT/DISMISSAL OF CPA

                     None

ITEM 4.  RESIGNATION OF DIRECTOR WITH DISAGREEMENT

                     None

ITEM 5.  OTHER MATERIAL MATTERS

(c)        None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  REDOX TECHNOLOGY CORPORATION
                                  (Registrant)

DATE: May 12, 2000                /s/ RICHARD A. SZYMANSKI
                                  -----------------------------
                                  Richard A. Szymanski
                                  President/Director

                                 EXHIBIT INDEX


                     Exhibit 27 -- Financial Data Schedule