Form 10-Q
period 2000-06-30
REDOX TECHNOLOGY CORP
filed 2000-08-14
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2000

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

             ----------------------------------------------------

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
                                                     ON: June 30, 2000

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                               as of June 30,2000



                                                     ASSETS
                                                     ------
Current Assets:

       Cash - On Hand                                                           $   1,542
                                                                                ---------
                                               TOTAL CURRENT ASSETS             $   1,542
FIXED ASSETS: (See Note 3)

       Net Fixed Assests                                                        $  20,073
                                                                                ---------

TOTAL FIXED ASSETS                                                              $  20,073
                                                                                ---------


OTHER ASSETS:

       License Agreement (See Note 12)                                          $  50,000
       Patents (See Note 4)                                                         1,500
       Security Deposits                                                            1,159
       Organization Costs - Net                                                       250
       Goodwill (See Note 5)                                                    $  50,000
                                                                                ---------

                                               TOTAL OTHER ASSETS               $ 102,909
                                                                                ---------


TOTAL ASSETS                                                                    $ 124,524
                                                                                =========


                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                 Balance Sheet
                              as of June 30, 2000



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:

           Accounts Payable                                                     $     15,939
                                                                                ------------


STOCKHOLDERS' EQUITY:

           Common Stock, par value $.00005 per share
           100,000,000 authorized. 49,600,478 issued and
           outstanding.    (See note 6, 11, and 12)                             $      2,480

           Convertible Preferred Stock, par value $.001
           10,000,000 shares authorized.  5,000,000 shares
           issued and outstanding.                                              $      5,000





           Additional Paid-in Capitol    (See note 6 and 11)                    $  1,080,712
           Accumulated  Deficit March 31, 2000                                  $ (  979,607)
                                                                                ------------


TOTAL STOCKHOLDERS EQUITY                                                       $    108,585
                                                                                ------------


TOTAL LIABILITIES AND EQUITY                                                    $    124,524
                                                                                ============

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning for The Six Months Ending June 30, 2000


INCOME:

    Total Revenues                                                              $        -0-
                                                                                ------------


EXPENSES:

    Professional Fees                                                           $     22,001
    Rent                                                                              18,371
    Telephone Expense                                                                  9,899
    Office Expense                                                                     3,942
    Taxes                                                                                566
    Public Relations                                                                  10,531
    Depreciation                                                                       3,300
    Auto Expense                                                                         923
    Travel & Entertainment Expense                                                    37,960
    Dues and Subscriptions                                                               207
                               TOTAL  EXPENSES                                  $    107,700
                                                                                ------------

NET INCOME (Loss) FOR THE PERIOD                                                (    107,700)

ACCUMULATED DEFICIT - January 1, 2000                                           (    871,907)
                                                                                ------------


ACCUMULATED DEFICIT - June 30, 2000                                             (    979,607)
                                                                                ============


                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                       Statement of Stockholders' Equity
                              As of June 30, 2000

COMMON STOCK - $.0005 par value

      Authorized - 100,000,000 shares
      Issued - 49,600,478 shares                               $      2,480


CONVERTIBLE PREFERRED STOCK - $.001 par value

      Authorized - 10,000,000 shares
      Issued - 5,000,000 shares                                $      5,000


ADDITIONAL PAID-IN CAPITAL                                     $    973,545


ACCUMULATED DEFICIT  - January 1, 2000                            ( 871,102)
                                                               ------------

STOCKHOLDERS' EQUITY - January 1, 2000                         $    109,923

ADDITIONAL PAID IN CAPITAL  (See Note 7)                            106,362

NET PROFIT AND LOSS FOR THE PERIOD
      April 1, 2000 - June 30, 2000                            $   (107,700)

                       TOTAL STOCKHOLDERS EQUITY               $    108,585


                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                             Statement of Cash Flow
                        For Period Ending June 30, 2000




CASH FLOW FROM OPERATING ACTIVITIES

           Net Income                                                           $      (  107,700)


ADJUSTMENT TO RECONCILE NET INCOME TO
           NET CASH PROVIDED BY OPERATING ACTIVITIES

           DEPRECIATION & AMORTIZATION                                          $           3,300

           INCOME (DECREASE IN ACCOUNTS PAYABLE                                 $         (   466)
                                                                                -----------------

TOTAL ADJUSTMENTS                                                               $           2,854
                                                                                -----------------


           NET CASH PROVIDED (USED BY OPERATING ACTIVITIES)                    ($         104,846)


CASH FLOW FROM FINANCING ACTIVITIES                                             $         106,362



NET INCOME (Decrease) IN CASH                                                   $           1,516

CASH AT BEGINNING OF PERIOD                                                     $           3,233
                                                                                -----------------

CASH AT END OF PERIOD                                                           $           1,717
                                                                                =================

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                         Notes to Financial Statements
                                 June 30, 2000

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 June 30, 2000

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                   Notes to Financial Statements (Continued)
                                 June 30, 2000

Note 7.  Additional Paid-In Capital - (continued)

For the year ending December 31, 1998 an additional amount of $ 173,662 has been contributed by the same party. For the year ending December 31, 1999 an additional amount of $238,581 has been contributed by the same party. For the period ending June 30, 2000, he has contributed an additional amount of $106,362.

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

Note 11.  Adjustments to Stockholders' Equity Entries

The sum of Two Hundred and Fifty-Five Dollars ($255.00) has been transferred from Additional Paid-In Capital to Common Stock at Par Value. This has been done to reflect the par value of all of the Company's Common Stock outstanding. As of June 30,2000 on adjustment of $805.00 was made to common stock to reflect the shares outstanding per audit by Transfer Agent. This was transferred to paid-in cash.

The sum of Five Thousand Dollars ($5,000.00) has been transferred from Additional Paid-In Capital to Preferred Stock value. This has been done to reflect the par value of all of the Company's Preferred Stock outstanding.

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           Resignation of Director Clifford Jones.
           See Form 8-K dated 5-10-2000

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (S 229.30 of this chapter)

           Exhibit 27 -- Financial Data Schedule

           Press release dated May 18, 2000.

                                 ITEMS REPORTED
                                 --------------


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


                                       ReDOX TECHNOLOGY CORPORATION
                                      (Registrant)

DATE: August 10, 2000                  /s/ RICHARD A. SZYMANSKI
     ----------------                  ---------------------------------
                                       Richard A. Szymanski
                                       President/Director

                              INDEX TO EXHIBITS
                              -----------------


Exhibits No.
------------

    27               Financial Data Schedule