Form 10-K/A
period 1999-12-31
REDOX TECHNOLOGY CORP
filed 2000-08-23
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                                   FORM 10-K
                               AMENDMENT NUMBER 2


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked price of the stock on December 31, 1999 was $20,992,488.

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
                                                 49,350,478



PART I

ITEM 1.  BUSINESS OF THE COMPANY

ORGANIZATION

The Company initially was incorporated as DCUSA, Inc. under the laws of Delaware on April 28, 1988. The Company was organized as a blind pool, meaning that it had no business plan of its own but was organized to acquire or merge with an active business. Initially the Company was a wholly-owned subsidiary of Family Health Systems, Inc. which held 3,000,000 shares of the Company's Common Stock. Pursuant to a Registration Statement which was declared effective on August 2, 1988, the 3,000,000 shares were distributed as a dividend to approximately 900 Family Health Systems, Inc. stockholders, effectively spinning-off the Company as an independent entity.

In early 1993, the Company entered into a relationship with Richard Szymanski who, on April 9, 1993 assigned his recently filed Patent Application for an "Emergency Reserve Battery" to the Company in exchange for 15,000,000 shares of the Company's Common Stock. As a result, Mr. Szymanski owned approximately 82% of the Company's then issued and outstanding Common Stock. On June 1, 1993 the name of the Company was changed to its present name, "ReDOX Technology Corporation".


BUSINESS OPERATIONS

From 1993 until approximately 1996 the Company was engaged in developing the "Emergency Reserve Battery". The product was, essentially, a single-use battery which would be attached to a car battery as a reserve unit. In the event that the regular battery was fully discharged and unable to start the car, the driver would activate the reserve battery, releasing the electrolyte and charging instantly the reserve battery which would then be used to start the car. The Company built prototypes, attempted to market it to many battery manufacturers, and attempted to secure financing to support manufacture of the product. However, during the same period there were significant changes in battery technology, especially the chemistry including new electro-chemical engineering and processes (such as lithium metal batteries) which offered higher energy densities (storage capacity)than the Company's product. As a result, the Company became engaged in substantial research and development efforts in a search for greater energy density and more flexibility, and the product was never produced and sold.

As a result of his research and development efforts, Mr. Szymanski became aware of the work being done by Professor Licht at Clark University in Worcester, Massachusetts. At that time, the Company's battery was based on an alloy of aluminum, magnesium and zinc as the anode with a carbon-based cathode. Professor Licht was working with aluminum as the anode and sulfur and poly-sulfide as the cathode. Mr. Szymanski began working with Clark University and in September, 1998, after about three years of investigation and negotiations, the Company obtained a Patent License Agreement from Clark University. (see "Property of the Company")

From 1998 to December 31, 1999 the Company has been engaged in seeking the financing for the production of prototypes, beta testing of the prototypes, completion of product development and establishment of manufacturing. However, the Company has been unable to secure that financing on terms acceptable to it. The Company continues to seek that financing.


PROPOSED PRODUCTS

The Company's initial focus is on the use of the battery technology for the Uninterrupted Power Supply ("UPS") market. A "UPS" is intended to provide power in the event of a failure of the primary source of power so as to retain data and/or continue operations. The market includes computers and computer-controlled equipment. The Company is also looking into the manufacture and sale of batteries for portable electronic equipment, such as cellular telephones. Another potential market is the electric car battery since the Company's product would provide power for a longer period on a single charge.


AVAILABILITY OF RAW MATERIALS

The materials which would be used in the Company's products are common and readily available from many sources. The Company does not foresee any difficulties in acquiring raw materials or in facing any dramatic price increases due to material shortages.


COMPETITION

The battery market is highly competitive. There are numerous manufacturers both in the United States and overseas (especially in Japan). Many of these manufacturers have high brand recognition and established market shares with customer-perceived quality. The Company believes, however, that it can enter this market and establish a reasonable market share because:

o its raw materials are readily available and less costly than those used by competitors, giving it cost advantages;

o its raw materials permit easier and less costly manufacturing, giving further cost advantages;

o its finished products do not have explosion or other safety issues, permitting easier transportation, giving further cost advantages;

o its raw materials are environmentally friendly and do not pose disposal problems; giving it an advantage with consumers concerned about the environment and waste disposal problems;

o the energy densities (i.e., the amount of stored power) offered by its products are substantially higher (e.g., compared to a lithium-ion battery offering 180 - 205 watt hours per kilogram, the Company's replacement product would offer 680 watt hours per kilogram); and

o the Company's licensed electro-chemical process is a departure from current technology and is expected to have a high profile.


ITEM 2.  PROPERTY OF THE COMPANY

OFFICES

We maintain our principal office at 340 North Sam Houston Parkway East, Suite 250, Houston, Texas 77060, where our telephone number is (281) 445-0020 and our facsimile number is (281) 445-0022. The offices are leased from a non-related party under a three year lease which commenced April 1, 1998 at an annual rental of $19,712.52 payable in monthly installments of $1,642.71. The office area is 1,577 square feet, divided into a reception area, a conference room, a file/storage/utility room and three executive offices. The Company owns the office furniture and equipment in the office. This space is adequate for current needs, but as the Company expands, additional or alternative space will be required.

PATENTS, PATENT APPLICATIONS AND LICENSES

Prior to his relationship with the Company in 1993, Mr. Szymanski had been developing a battery with greater storage capacity ("density") using aluminum, magnesium and zinc. On April 8, 1993 Mr. Szymanski filed a Patent Application for an "Emergency Reserve Battery". On April 9, 1993 Mr. Szymanski assigned that Patent Application to the Company in exchange for 15,000,000 shares of the Company's Common Stock. That Patent Application is still pending in the United States Patent and Trademark Office, while the Company's primary emphasis has been on the technology under the License obtained from Clark University, Worcester, Massachusetts.

On September 17, 1998 the Company entered into an exclusive License Agreement with Clark University covering U.S. Patents 5,413,881 issued May 9, 1995 and 5,571,600 issued November 5, 1996. These patents relate to batteries using aluminum and sulfur. Upon execution of the Patent License, the Company paid Clark University the sum of $30,000 as a License Fee. In addition, at the end of each year of the agreement, the Company pays a minimum royalty of $35,000. Upon the commencement of sales of products under the Patent License, the Company will pay a royalty of 5% of Gross Sales, against which the minimum royalty in that year will be applicable. The License Agreement, subject to earlier termination by Clark University in the event of the Company's default, will remain in effect until the expiration of the last patent to have been issued (#5,571,600 issued November 5, 1996).


ITEM 3.  LEGAL PROCEEDINGS.

We are not engaged in any pending legal proceedings. We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders in the fourth quarter of 1999.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


The principal United States market in which the registrant's Common Stock has been traded is the NASD Over the Counter (OTC) Bulletin Board under the symbol "RDOX".

The range of our prices for the past two fiscal years is as follows:


Quarter                           High Ask                Low Bid
-------                           --------                -------
1st Qtr,'99                       $ 1.53125               $  0.4375
2nd Qtr,'99                       $   1.945               $ 0.65625
3rd Qtr,'99                       $  2.0075               $     0.5
4th Qtr '99                       $ 0.59375               $    0.26


1st Qtr, '98                      $    1.75               $     0.7
2nd Qtr, '98                      $    2.75               $ 0.65625
3rd Qtr, '98                      $     1.5               $  0.8125
4th Qtr  '98                      $ 1.03125               $     0.5

ITEM 6.    SELECTED FINANCIAL DATA

Selected Summary Financial Data of ReDOX Technology Corporation


                                        Year Ended:
                                      Dec. 31, 1999       Dec. 31, 1998

Income Statement Data:

         Sales                             -0-                 -0-


Selling, General and
Admin. Expenses                       326,937             137,371


(Loss) Before Income                 <326,937>           <137,371>
         Taxes

Net Loss                             <326,937>           <137,371>

Unrealized (Loss)
         On Securities                     -0-                 -0-


Balance Sheet Data:

Cash & Cash
         Equivalents                    3,233                 186

Other Assets                          121,837             120.826
                                      -------             --------

Total Assets                          125,070              121,012
                                      =======              =======

Credit Payable                         15,147                5,688

Other Liabilities                          -0-                  -0-

Total Stockholder Equity              109,923              115,324

Operating Data:

There was no revenue from sales and ancillary income for the calendar years ended December 31,1998 and December 31, 1999.

Operating expense were $326,937 for the year ending December 31,1998 and $137,371 for the year ending December 31, 1999. Operating expenses primarily include General and Administrative costs.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any market risk sensitive instruments, commodity risk or any foreign currency exchange rate risk.



                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information with respect to the Officers and Directors of the company.

Name                            Age               Position
----                            ---               --------

Richard Szymanski               58                President/Director

Clifton D. Douglas              71                Secretary/Treasurer/Director

James R. Schuler                60                Director

Clifford A.  Jones              87                Director


The members of the Board of Directors of the Company are elected by the shareholders at each annual meeting for a one year term. Officers are elected by the Directors at each annual meeting for a one year term, or until otherwise replaced by the Board of Directors.

Richard A. Szymanski is President, Chairman of the Board of Directors and CEO of our Company, serving in these capacities since our incorporation in April 1993. Mr. Szymanski is involved in research, development and improvement of high density power batteries. Mr Szymanski previously served as Vice President and Technical Director of World Book Encyclopedia Science Service for several years where he maintained a staff of professional science writers and photographers for the purpose of writing and illustrating major scientific events, including: exclusive coverage of the seven original astronauts, organizing all photo coverage including space launchers at Cape Kennedy, and the initial heart transplants performed in Houston, Texas.

Clifton D. Douglas has served as Secretary/Treasurer and Director since July 1996, overseeing and managing all of the accounting and financial affairs of the Company. From 1990 though 1995, Mr. Douglas was Vice President of Tiger Oil and Gas, Inc., Latin America Trading Company and Petrorental Internacionales,

S.A., where he was responsible for operations in Mexico and Latin America. Previously, Mr. Douglas was a financial consultant in the areas of oil, gas and real estate construction.

In 1953, Mr. Douglas received a Bachelor of Science in Accounting from Arizona State University.

James R. Schuler has served as a Director of our Company since August 4, 1998. Presently, Mr. Schuler is the President and CEO of Trans United Partners, Inc. of Pacifica, California, having been with that company since 1998. Also since 1998 through the present, Mr. Schuler is CEO to S-Cube Investments, LLC, where he has been forming a technology cooperative among new technology companies. Previously, Mr. Schuler co-founded a research and development company in 1994 called Add-Vision, Inc., which produced a new illumination technology made up of a revolutionary thin, flat, programmable display product with multiple uses (called Intelligent Illumination). He remained with Add-Vision until 1998. Prior to that, Mr. Shculer served as President and CEO to a transportation relocation company called Relocation Controls Corporation, and to a petroleum refining administrative company which he founded called Transatlantic Petroleum.

Mr. Schuler received a Bachelor of Science Degree in Finance and Business Administration from the University of North Carolina.

Clifford A. Jones has served as Director since our inception in April of 1993, and was Secretary of the Corporation from April of 1993 through July of 1996. Mr. Jones is the founder and Senior Partner of the firm of Jones, Close and Brown, Chartered Attorney-at-Law, in Las Vegas, Nevada, where he has been practicing law for the past 38 years. Mr. Jones served as Lieutenant Governor of the State of Nevada for two consecutive terms. He is listed in "Who's Who in American Law" and "Who's Who in the World." He also serves as a Director of 18 Greenway Environmental Services, Inc., a public company.

Mr. Jones received his LL.B. and JD from the University of Missouri, Columbia, Missouri.


ITEM 11.  EXECUTIVE COMPENSATION.

Currently, our Officers are not compensated for their services. They do not receive any salary, wages or other cash remuneration. They receive no performance-based stock or options, no non-performance-based stock or options and they receive no SAR grants or deferred compensation of any kind.

Annual Compensation including wages, cash remuneration of any kind, performance- based stock and options and non-performance based stock and options, SAR grants and deferred compensation of any kind for the past three years is as follows:

Name                      Title                  1999       1998      1997
----                      -----                  ----       ----      ----

Richard Szymanski       President                -0-        -0-       -0-

Clifton D. Douglas      Secretary/Treasurer      -0-        -0-       -0-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 1999, information regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On December 31, 1999 there were 49,350,478 shares issued and outstanding of record.


Name and Address of              Number of             Percent
Beneficial Owner                  Shares               As of 12/31/991
---------------                   ------               ---------------

Richard Alan Szymanski       15,144,9002                 30.69%
Trust #1
15 White Oak Manor
Conroe, Texas 77304

Clifton D. Douglas               500,000                  1.01%
14674 F. Perthshire
Houston, Texas 77079

Clifford A. Jones              1,000,000                  2.03%
28 Queens Courtyard Drive
Los Vegas, Nevada 89109

James R. Schuler                      -0-                   -0-
1141 Harbor Bay Parkway
Alameda, CA 94502


All officers and
directors as a group(4)       16,644,900                 33.73%

----------------------
1 Based on 49,350,478 shares of Common Stock issued and outstanding as of
  12/31/99.
2 These shares were placed in a trust, The Richard Alan Szymanski Trust #1, for the benefit of Patricia Szymanski, Wendy Szymanski, Jonathan Szymanski and Holly Szymanski.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since his association with the Company in 1993, Mr. Szymanski has provided substantially all of the funding which the Company has received. From 1993 to June 30, 2000, Mr. Szymanski has advanced a total of $1,080,712 to the Company. In addition, Mr. Szymanski has served as Chairman of the Board, Vice President or President, and as the primary employee during that same period without compensation. In 1996, in an effort to recognize Mr. Szymanski's contributions, the Board of Directors authorized the issuance of 6,000,000 shares of a series of Convertible Preferred Stock which was designated for that purpose. This issuance was based upon a then recent Amendment to the Certificate of Incorporation which had authorized 10,000,000 shares of undesignated Preferred Stock having a par value of $.001 per share. In reliance upon that issuance, the advances made by Mr. Szymanski prior to that date were booked as "Additional Paid In Capital". Furthermore, Mr. Szymanski continued to make all necessary cash advances and in reliance upon the issuance of the Convertible Preferred Stock those were also booked as "Additional Paid In Capital". In essence, Mr. Szymanski's advances were treated as capital contributions. During the second quarter of 2000, questions were raised about the validity of the 1996 Amendment to the Certificate of Incorporation since the proxies used for the required vote of the stockholders had been solicited without the use of a definitive Proxy Statement filed in accordance with the Proxy Rules of the Securities and Exchange Commission. To resolve the problem, the Board and Mr. Szymanski rescinded the issuance with respect to the 5,000,000 shares of Convertible Preferred Stock still held by his trust, issued him a Promissory Note for the $1,080,712 in advances, and agreed to develop an alternative plan to recognize his advances and convert the Promissory Note back to equity. The Board has ordered the holding of a Special Meeting of Stockholders to authorize an Amendment to the Certificate of Incorporation which would clear up the questions surrounding the 1996 Amendment. If the stockholders approve the Amendment and authorize an increase in the authorized shares of Common Stock, the Board intends to issue Mr. Szymanski 11,937,311 shares of Common Stock in conversion of the Promissory Note. The number of shares was arrived at by taking the advances made to 1996 and dividing that total by one-half of the then market price per share and by taking the further advances to June 30, 2000 and dividing that total by $.20 per share, as follows:

               Advances                              Shares
               --------                              ------

         $379,379 to 6/30/96                        8,430,644

         $701,333 to 6/30/00                        3,506,667


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.  Exhibits

3.1*        Certificate of Incorporation, filed April 25, 1988

3.2*        By-laws

3.3         Certificate of Amendment, filed June 7, 1993

3.4         By-laws of June 1993

3.5         Certificate of Amendment, filed July 5, 1994

3.6         Certificate of Amendment, filed September 12, 1996

4.1         Designation of Convertible Preferred Stock

10.1        License Agreement with Clark University

10.2        Indemnification Agreement with Richard A. Szymanski

10.3        Indemnification Agreement with Clifford D. Douglas

10.4        Indemnification with James R. Schuler

23.1        Consent of Auditors

B.  Financial Statements*


C.  Reports on Form 8-K

    None


* Previously filed


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDOX TECHNOLOGY CORPORATION

By: /s/ RICHARD A. SZYMANSKI
   -------------------------------------------
   Richard A. Szymanski, President
   Date: August 18,2000

By: /s/ CLIFTON D. DOUGLAS
   -----------------------------
   Clifton D. Douglas, CFO
   Date: August 18,2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.

   /s/ CLIFTON D. DOUGLAS
   -----------------------------
   Clifton D. Douglas, Director
   Date:  August 18,2000


   /s/ JAMES R. SCHULER
   -----------------------------
   James R. Schuler, Director
   Date: August 18,2000