Form 10-Q
period 2000-09-30
REDOX TECHNOLOGY CORP
filed 2000-11-13
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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
                                                      ON: September 30, 2000

       Common Stock
par value $0.00005 per share                               49,600,478

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION
          (Hereinafter referred to as Registrant or Company)

           Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of September 30, 2000, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                  Balance Sheet
                             as of September 30,2000



                                     ASSETS


Current Assets:

           Cash - On Hand                                                           $     542
                                                                                     --------
                                                    TOTAL CURRENT ASSETS            $     542
                                                                                     --------
FIXED ASSETS: (See Note 3)

           Net Fixed Assests                                                        $  18,978
                                                                                    ---------

TOTAL FIXED ASSETS                                                                  $  18,978
                                                                                    ---------


OTHER ASSETS:

           License Agreement (See Note 12)                                          $  50,000
           Patents (See Note 4)                                                         1,500
           Security Deposits                                                            1,159
           Organization Costs - Net                                                       250
           Goodwill (See Note 5)                                                    $  50,000
                                                                                    ---------

                                                    TOTAL OTHER ASSETS               $102,909
                                                                                     --------


TOTAL ASSETS                                                                         $122,429
                                                                                     ========


                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                  Balance Sheet
                            as of September 30, 2000



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

           Accounts Payable                                      $      20,881
           Notes Payable - Stockholder                           $   1,080,712
                                                                 --------------

TOTAL CURRENT LIABILITIES:                                       $   1,101,593
                                                                 --------------


STOCKHOLDERS' EQUITY:

           Common Stock, par value $.00005 per share
           50,000,000 authorized. 49,600,478 issued and
           outstanding.    (See note 6, 11, and 12)              $       2,480

           Convertible Preferred Stock, par value $.001
           10,000,000 shares authorized.  No shares
           issued and outstanding.                               $         -0-





           Additional Paid-in Capitol    (See note 6 and 11)     $     107,944
Accumulated  Deficit
September 30, 2000                                               $ ( 1,089,588)
                                                                 --------------


TOTAL STOCKHOLDERS EQUITY OR DEFICIT                             $   ( 979,164)
                                                                 --------------


TOTAL LIABILITIES AND EQUITY                                     $     122,429
                                                                 ==============

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning
                  for The Nine Months Ending September 30, 2000


INCOME:

           Total Revenues                                         $       -0-



EXPENSES:


           Insurance Expense                                      $       867
           Professional Fees                                           52,320
           Rent                                                        25,656
           Telephone Expense                                           13,863
           Office Expense                                               7,561
           Taxes                                                          615
           Public Relations                                            20,302
           Depreciation                                                 4,800
           Auto Expense                                                   923
           Travel & Entertainment Expense                              55,075
           Dues and Subscriptions                                         699
           Royalty Expense                                             35,000
                                                                    ----------
                                                 TOTAL  EXPENSES  $   217,681
                                                                  ------------


NET INCOME (Loss) FOR THE PERIOD                                  $  (217,681)

ACCUMULATED DEFICIT - January 1, 2000                             $  (871,907)
                                                                  ------------


ACCUMULATED DEFICIT - September 30, 2000                          $(1,089,588)
                                                                  =============

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                        Statement of Stockholders' Equity
                            As of September 30, 2000

COMMON STOCK - $.0005 par value

           Authorized - 50,000,000 shares
           Issued - 49,600,478 shares                        $       2,480


CONVERTIBLE PREFERRED STOCK - $.001 par value

           Authorized - 10,000,000 shares
           Issued - 0 shares                                 $         -0-


ADDITIONAL PAID-IN CAPITAL - See Note 7                      $     107,944


ACCUMULATED DEFICIT                                          $  (1,089,588)
                                                             -------------

                                  TOTAL STOCKHOLDERS EQUITY  $    (979,164)
                                                             -------------

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                             Statement of Cash Flow
                      For Period Ending September 30, 2000





CASH FLOW FROM OPERATING ACTIVITIES

           Net Income                                            $ (217,681)


ADJUSTMENT TO RECONCILE NET INCOME TO
           NET CASH PROVIDED BY OPERATING ACTIVITIES

           DEPRECIATION & AMORTIZATION                           $    4,800

           INCREASE (DECREASE IN ACCOUNTS PAYABLE                $    4,862
                                                                 ----------

TOTAL ADJUSTMENTS                                                $    9,662
                                                                 ----------


           NET CASH PROVIDED (USED BY OPERATING ACTIVITIES)      $ (208,019)


CASH FLOW FROM FINANCING ACTIVITIES                              $  209,386



NET INCREASE (Decrease) IN CASH                                  $    1,367

CASH AT BEGINNING OF PERIOD                                      $      825
                                                                 ----------

CASH AT END OF PERIOD                                            $      542
                                                                 ==========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                          Notes to Financial Statements
                               September 30, 2000

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Notes to Financial Statements (Continued)
                               September 30, 2000

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

Note 7.  Additional Paid-In Capital

The following is a recap of capital borrowed from its principal shareholder, Richard Szymanski.

Period Ending                                                            Amount

12-31-93                                                             $  88,358
12-31-94                                                               186,023
12-31-95                                                                67,633
12-31-96                                                               130,636
12-31-97                                                                89,457
12-31-98                                                               173,662
12-31-99                                                               238,581
06-30-0                                                                106,362
09-30-0                                                                107,944
                                                                     ----------
                                                    TOTAL           $1,188,656

Less: Amount converted to Note Payable - Richard Szymanski
                               As of June 30, 2000                  $(1,080,712)
                                                                  --------------


                       BALANCE - September 30, 2000                 $   107,944
                                                                   -------------

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Notes to Financial Statements (Continued)
                               September 30, 2000


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

Note 11.  Adjustments to Stockholders' Equity Entries

The sum of Two Hundred and Fifty-Five Dollars ($255.00) has been transferred from Additional Paid-In Capital to Common Stock at Par Value. This has been done to reflect the par value of all of the Company's Common Stock outstanding. As of June 30,2000 an adjustment of $805.00 was made to common stock to reflect the shares outstanding per audit by Transfer Agent. This was transferred to paid-in capital.

The sum of Five Thousand Dollars ($5,000.00) has been transferred from Additional Paid-In Capital to Preferred Stock value. This has been done to reflect the par value of all of the Company's Preferred Stock outstanding. Pursuant to a Board of Directors resolution on July 14, 2000, the 5,000,000 shares of converted preferred stock was cancelled and returned to the treasury. The sum of $5,000.00 has been transferred to paid-in-surplus.



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

           Management ordered financial statements audited at March 31, 1994 to include results of a patent valuation report, as management felt that the "fair market value" of its proprietary technology was appropriate to reflect as an asset of the Company. The fair market value, as derived from that independent valuation report was determined to be Five Million Two Hundred Thousand Dollars, and this value was accordingly posted to Long-term Assets, and to Additional Paid-in Capital on the Company's Balance Sheet at March 31, 1994. These values were then carried to the compilations at June 30, 1994 and September 30, 1994. Subsequently, in consultation with financial, legal and securities counsels on the matter, management ordered its accountant to re-audit the financial statements at March 31, 1994, removing the value of $5,200,000 placed on the patent technology, and replacing it with $1,500 which was the aggregate par value of the Common Stock which was transferred in consideration for that technology having been transferred to the Company. This patent value is now carried on the most recent audited financial statement of December 31, 1999.

           Registrant's financial condition has changed materially from December 31, 1999 to the date of the financial statements herewith provided. On August 14,2000 the company executed a promissory note to Richard Szymanski in the amount of $1,080,712 which covers amount of funds that have been advanced to the company by Richard Szymanski from 1993 thru June 30,2000. Upon the stockholders approval of the purposed amendment to increase the authorized common stock, the note will be exchanged for 11,937,311 shares of common stock until the debt is converted to common stock the company will have a negative net worth. The Notes to the Company's financial statements, as well as the Independent Auditor's Report, indicate the doubt about the Company's ability to continue as a going concern without the addition of financial capital. Because of the absence of revenues and the inability thus far to raise the capital necessary to commence operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern. However, the principal continues to infuse capital necessary to maintain the operations of the Company in a non-manufacturing status while additional capital is being sought.

                                     PART II
                                OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           The 5,000,000 shares of convertible preferred stock was cancelled and returned to the treasury per Board of Directors resolution dated July 14,2000.

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

                     None

ITEM 3.  REGISTRANT/DISMISSAL OF CPA

                     None

ITEM 4.  RESIGNATION OF DIRECTOR WITH DISAGREEMENT

                     None

ITEM 5.  OTHER MATERIAL MATTERS

                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ReDOX TECHNOLOGY CORPORATION
                                     (Registrant)

DATE: November 13, 2000              /s/ Richard A. Szymanski
      -----------------              ------------------------
                                     Richard A. Szymanski
                                     President/Director