Form 10-K
period 2000-12-31
REDOX TECHNOLOGY CORP
filed 2001-04-05
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                                 FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

                 CLASS                  NUMBER OF SHARES OUTSTANDING ON:
                 -----                  --------------------------------
                                               March 28, 2001
               Common Stock                   -----------------
               par value $0.00005                49,626,339

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

During the year 2000, the company acquired the world wide exclusive licensing agreement for two new computer software technologies that management feels will make a substantial contribution to the company in the future.


Proposed Products

The Company's initial focus is on the use of the battery technology for the Uninterrupted Power Supply ("UPS") market. A "UPS" is intended to provide power in the event of a failure of the primary source of power so as to retain data and/or continue operations. The market includes computers and computer-controlled equipment. The Company is also looking into the manufacture and sale of batteries for portable electronic equipment, such as cellular telephones. Another potential market is the electric car battery since the Company's product would provide power for a longer period on a single charge. The software of Divine Logic and Onslr e2000 will be thoroughly tested by independent laboratories during the second quarter of 2001.


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

No matters were submitted to a vote of shareholders in the fourth quarter of 2000.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal United States market in which the registrant's Common Stock has been traded is the NASD Over the Counter (OTC) Bulletin Board under the symbol "RDOX".

The range of our prices for the past two fiscal years is as follows:

Quarter                           High Ask                Low Bid
-------                           --------                -------
1st Qtr,'00                         $ 0.6562               $ 0.3438
2nd Qtr,'00                         $ 0.6562               $ 0.375
3rd Qtr,'00                         $ 0.5625               $ 0.25
4th Qtr '00                         $ 0.4688               $ 0.125

Quarter                           High Ask                Low Bid
-------                           --------                -------
1st Qtr,'99                         $ 1.53125              $0.4375
2nd Qtr,'99                         $ 1.945                $0.65625
3rd Qtr,'99                         $ 2.0075               $0.5
4th Qtr '99                         $ 0.59375              $0.26


ITEM 6. ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and summary of selected financial data for ReDOX Technology Corp. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the management of the Company.

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

Management expects that the technologies will start generating revenues in the third quarter of 2001.


SELECTED FINANCIAL DATA

Selected Summary Financial Data of ReDOX Technology Corporation


                                        Year Ended:
                                      Dec. 31, 2000       Dec. 31, 1999

Income Statement Data:

         Sales                               -0-                   -0-
Selling, General and
Admin. Expenses                          236,623               326,937
(Loss) Before Income                     263,623              (326,937)
         Taxes

Net Loss                                (326,937)

Unrealized (Loss)
         On Securities                       -0-                   -0-

Balance Sheet Data:
Cash & Cash
         Equivalents                         633                 3,233
Other Assets                             120,387               121,837
                                         -------               -------
Total Assets                             121,020               125,070
                                         =======               =======

Credit Payable                            24,455                15,147

Other Liabilities                      1,080,712                   -0-

Total Stockholder Equity               (984,147)               109,923

Operating Data:

There was no revenue from sales and ancillary income for the calendar years ended December 31,1999 and December 31, 2000.

Operating expense were $137,371 for the year ending December 31,1999 and xxxxx for the year ending December 31, 2000. Operating expenses primarily include General and Administrative costs.

ITEM 7. FINANCIAL STATEMENTS

                                  WANT &. ENDER
                                    CPA, P.C.

                          Certified Public Accountants

MARTIN ENDER CPA
STANLEY Z. WANT CPA CFP

                          Independent Auditor's Report

To the Shareholders and Board of Directors:
REDOX TECHNOLOGY CORPORATION

We have audited the accompanying balance sheet of REDOX TECHNOLOGY CORPORATION at December 31, 2000 and the related statements of income and retained earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet begun operations, and as such, has sustained recurring losses. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDOX TECHNOLOGY CORPORATION at December 31, 2000, and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles.

  /s/ Martin Ender
  Martin Ender
  Wan & Ender CPA, P.C.
  Certified Public Accountants

  New York, NY
  March 22, 2001

               386 PARK AVENUE SOUTH SUITE 1618 NEW YORK. NY 10016 TEL 212.684.2414 FAX 212.684.5433EMAIL WECPAPC@SPRYNET.COM

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                                  Balance Sheet
                                December 31, 2000

                                                        ASSETS
Current Assets
    Cash on Hand                                                  $        633
                                                                  ------------
         Total Current Assets                                              633
Fixed Assets   (See note 3)
    Net Fixed Assets                                                    17,478
                                                                  ------------
         Total Fixed Assets                                             17,478
Other Assets
    License Agreement (See note 12)                                     50,000
    Patent (See notes 4 and 9)                                           1,500
    Security Deposits                                                    1,159
    Goodwill (See note 5)                                               50,000
    Organization Costs                                                     250
                                                                  ------------
        (Net of accumulated amortization $500)
         Total Other Assets                                            102,909
TOTAL ASSETS                                                      $    121,020
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Accounts Payable                                                    24,455
    Morts,Notes,Bonds>1 Yr                                           1,080,712


Stockholders' Equity

    Common Stock, par value $.00005 per share                     $      2,480
  100,000,000 authorized;49,350,478 issued and outstanding
     (See note 6 and 11)

    (See note 11)
    Additional Paid in Capital (See note 6 and 11)                     148,903
    Accumulated Deficit                                             (1,135,530)
                                                                  ------------
         Total Stockholders' Equity                                   (984,147)
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    121,020
                                                                  ============

                 See accompanying notes to financial statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                    Statement of Income and Retained Earnings
                      For the year Ended December 31, 2000

INCOME:

    Total Revenues                                                $       0

EXPENSES:

    Auto Expense                                                        933
    Office Expenses                                                  11,428
    Professional Fees                                                53,867
    Rent                                                             33,313
    Telephone Expenses                                               16,394
    Travel                                                                0
    Miscellaneous Tax                                                   962
    Public Relations                                                 41,525
    Dues and Subscriptions                                            1,338
    Royalty Fee                                                      35,000
    Travel and Entertainment                                         62,563
    Auto Leasing                                                          0
    Depreciation                                                      6,300
                                                                -----------
         Total Expenses                                        (    263,623)
                                                                -----------
NET INCOME/(LOSS) FOR THE YEAR                                 (    263,623)
ACCUMULATED DEFICIT JAN 1, 2000                                (    871,907)
                                                                -----------

ACCUMULATED DEFICIT DECEMBER 31,2000                           (  1,135,530)
                                                                ===========

                 See accompanying notes to financial statements

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                        Statement of Stockholders' Equity
                                December 31, 2000

Common Stock $.00005 par value
    Authorized 100,000,000 Shares
    Issued 49,600,478 Shares                                      $  3,285
Preferred Stock Issued 5,000,000                                     5,000
Additional paid in capital                                         973,545
Accumulated Deficit                                              ( 871,907)
                                                                  --------
Stockholders' Equity as of January 1, 2000                         109,923
Adjustments of Common Stock                                      (     805)
Additional paid in capital (See note 6)                          ( 829,642)
Net profit/(loss) for the period
    January 1, 2000 to December 31, 2000                         ( 263,623)
                                                                  --------
Stockholders' Equity as of December 31, 2000                      $984,147
                                                                  ========

                 See accompanying notes to financial statements

                          REDOX TECHNOLOGY CORPORATION
                             Statement of Cash Flows
                     For the Period Ended December 31, 2000

                                                      Current Year
                                                        12-31-0
                                                      ----------
Cash Flows from Operating Activities
  Net Income                                        ($  263,623)
Adjustments to Reconcile Net Income to Net
           Cash Provided by Operating Activities:
      Depreciation and Amortization                       6,300
      Increase (Decrease) in Accounts Payables            9,308
                                                      ----------
Total Adjustments                                        15,608
                                                      ----------
Net Cash Provided (Used) By Operating Activities    ($  248,015)
                                                      ----------
Cash Flows from Investing Activities
      Cash Payments for the Purchase of Property         (4,850)
                                                      ----------
Net Cash Provided (Used) By Investing Activities         (4,850)
                                                      ----------
Cash Flows from Financing Activities
      Reclassify Additional Paid in Capital            (830,447)
      Net Borrowing on Notes Payable                  1,080,712
                                                      ----------
Net Cash Provided (Used) By Financing Activities        250,265
                                                      ----------
Net Increase (Decrease) in Cash                          (2,600)
Cash at Beginning of Period                               3,233
                                                      ----------

Cash at End of Period
                                                      $      633
                                                      ==========

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                          Notes to financial statements
                                December 31, 2000

Note 1. Nature of Business

Redox Technology Corporation, was incorporated on April 25, 1988, under the laws of the State of Delaware. The original name of the corporation was Dcusa Corporation. Dcusa Management referred to the company as a 'blind pool' or 'blank check' company. Its primary business was to obtain an acquisition and/or merger transaction whereby its stockholders' would benefit. On June 1 ,1993 the name of the corporation was changed to Redox Technology Corporation. During 1993, the Company acquired a pending patent and all rights thereto which Redox management intends to develop for commercial purposes.

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

Note 4. Patent Acquisition

On April 9, 1993 the Company acquired all interest in a U.S. Patent Pending application titled "Emergency Reserve Battery." It involves high density energy technology to enhance battery cells. The rights to the patent pending were acquired in exchange for fifteen million (15,000,000) shares of par value .0001 per share , with actual value of the intellectual of the intellectual property so acquired to be determined by an independent agency. For purpose of financial statements, the value is shown as $1,500. Management decided to record the property on the books at the aggregate par value $1,500. The value of this property is computed at $5,200,000. This value has been determined by Battelle Memorial Institute which is an independent valuation agency. On August 18, 1997, Redox executed an exclusive agreement with Clark University, an option to elect a royalty bearing, limited terms, license to the Patent Rights in the novel Aluminum Sulfur Battery developed by Stuart Licht at Clark University.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                    Notes to Financial Statements (Continued)
                                December 31, 2000

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

Note 6.Common Stock

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

Note 7. Additional Paid In Capital

The following is a recap of capital borrowed from its principal shareholder, Richard Szymanski:

Period                                                                 Amount
12-31-93                                                               88,358
12-31-94                                                              186,023
12-31-95                                                               67,633
12-31-96                                                              130,636
12-31-97                                                               89,457
12-31-98                                                              173,662
12-31-99                                                              238,581
12-31-00                                                              255,265
                     Total                                          1,229,615

Less Amount converted to Notes
Payable-Richard Szymanski
                                                                   (1,080,712)

Balance Additional Paid In Capital                                    148,903

Note 8. Change of Fiscal Year

On June 16, 1993, the Board of Directors approved the change of fiscal year of the corporation from beginning on June 1 and ending on May 31, to beginning on January 1 and ending December 31.

                          REDOX TECHNOLOGY CORPORATION
                          (Formerly Dcusa Corporation)
                    Notes to Financial Statements (Continued)
                                December 31, 2000

Note 9. Alterations to Previous Financial Statements for the same period

The original audited balance sheet as at March 31,1994 recognized the patent at its fair market value of $5,200,000 (see Note 4), with the corresponding value assigned to Additional Paid-in Capital. Management decided to revise the March 31, 1994 financial statement to recognize the patent's value at $1,500, with corresponding value assigned to Additional Paid-in Capital.

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

Note 11. Adjustments to Stockholders' Equity Entries

The sum of Two Hundred and Fifty-five Dollars ($225.00) has been transferred from Additional Paid-In Capital to Common Stock at Par Value. This has been done to reflect the par value of all of the Company's Common Stock outstanding.As of June 30, 2000 an adjustment of $805 was made to common stock to reflect the shares outstanding per audit by Transfer Agent. This was transferred to paid-in-capital.

The sum of six thousand dollars ($5,000) has been transferred from Additional Paid-in Capital to Preferred Stock. This has been done to reflect the par value of all of the Company's Preferred Stock outstanding.

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


                                   PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information with respect to the Officers and Directors of the company.

Name                                Age         Position

Richard Szymanski          58       President/Director
Clifton D. Douglas         71       Secretary/Treasurer/Director

James R. Schuler           61       Director

The members of the Board of Directors of the Company are elected by the shareholders at each annual meeting for a one year term. Officers are elected by the Directors at each annual meeting for a one year term, or until otherwise replaced by the Board of Directors.

Richard A. Szymanski is President, Chairman of the Board of Directors and CEO of our Company, serving in these capacities since our incorporation in April 1993. Mr. Szymanski is involved in research, development and improvement of high density power batteries. Mr. Szymanski previously served as Vice President and Technical Director of World Book Encyclopedia Science Service for several years where he maintained a staff of professional science writers and photographers for the purpose of writing and illustrating major scientific events, including: exclusive coverage of the seven original astronauts, organizing all photo coverage including space launchers at Cape Kennedy, and the initial heart transplants performed in Houston, Texas.

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

In 1953, Mr. Douglas received a Bachelor of Science in Accounting from Arizona State University.

James R. Schuler has served as a Director of our Company since August 4, 1998. Presently, Mr. Schuler is the President and CEO of Trans United Partners, Inc. of Pacifica, California, having been with that company since 1998. Also since 1998 through the present, Mr. Schuler is CEO to S-Cube Investments, LLC, where he has been forming a technology cooperative among new technology companies. Previously, Mr. Schuler co-founded a research and development company in 1994 called Add-Vision, Inc., which produced a new illumination technology made up of a revolutionary thin, flat, programmable display product with multiple uses (called Intelligent Illumination). He remained with Add-Vision until 1998. Prior to that, Mr. Schuler served as President and CEO to a transportation relocation company called Relocation Controls Corporation, and to a petroleum refining administrative company which he founded called Transatlantic Petroleum.

Mr. Schuler received a Bachelor of Science Degree in Finance and Business Administration from the University of North Carolina.




ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 11.  EXECUTIVE COMPENSATION.

Currently, our Officers are not compensated for their services. They do not receive any salary, wages or other cash remuneration. They receive no performance-based stock or options, no non-performance-based stock or options and they receive no SAR grants or deferred compensation of any kind.

Annual Compensation including wages, cash remuneration of any kind, performance-based stock and options and non-performance based stock and options, SAR grants and deferred compensation of any kind for the past three years is as follows:

Name                  Title                      2000      1999      1998
----                  -----                      -----   ------      ----

Richard Szymanski    President                  -0-        -0-         -0-

Clifton D. Douglas   Secretary/Treasurer        -0-        -0-         -0-

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

                  Advances                  Shares

         $379,379 to 6/30/96                8,430,644

         $701,333 to 6/30/00                3,506,667



ITEM 13.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 29, 2000, information regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On March 29, 2001 there were 49,850,478 shares issued and outstanding of record.


Name and Address of                 Number of             Percent
Beneficial Owner                    Shares                As of 3/29/01(1)
-------------------             ---------------           ---------------

Richard Alan Szymanski            14,641,400(2)           29.3%
Trust #1
15 White Oak Manor
Conroe, Texas 77304

Clifton D. Douglas                   500,000(3)            1.01%
14674 F. Perthshire
Houston, Texas 77079


James R. Schuler                         -0-                 -0-
1141 Harbor Bay Parkway
Alameda, CA 94502


All officers and
directors as a group(3)           15,141,000              30.31%

----------------------
(1) Based on 49,850,478 shares of Common Stock issued and outstanding as of 3/29/01.

(2) These shares were placed in a trust, The Richard Alan Szymanski Trust #1, for the benefit of Patricia Szymanski, Wendy Szymanski, Jonathan Szymanski and Holly Szymanski.

(3) These shares have been transferred by Mr Douglas to his wife. Mr. Douglas may have a beneficial interest in these shares.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

3.1*        Certificate of Incorporation, filed April 25, 1988

3.2*        By-laws

3.3*        Certificate of Amendment, filed June 7, 1993

3.4*        By-laws of June 1993

3.5*        Certificate of Amendment, filed July 5, 1994

3.6*        Certificate of Amendment, filed September 12, 1996

4.1*        Designation of Convertible Preferred Stock

10.1*       License Agreement with Clark University

10.2*       Indemnification Agreement with Richard A. Szymanski

10.3*       Indemnification Agreement with Clifton D. Douglas

10.4*       Indemnification with James R. Schuler

10.5        License Agreement with Onsler e2000

10.5        License Agreement with Divine Logic

24.1        Consent of Auditors

* Previously filed

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDOX TECHNOLOGY CORPORATION

By: /s/ Richard A. Szymanski
   -------------------------------------------
   Richard A. Szymanski, President
   Date: March 29,2001

By: /s/ Clifton D. Douglas
   -----------------------------
   Clifton D. Douglas, CFO
   Date: March 29,2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.

   /s/ Clifton D. Douglas
   -----------------------------
   Clifton D. Douglas, Director
   Date:  March 29, 2001