Form 10-Q
period 2001-03-31
REDOX TECHNOLOGY CORP
filed 2001-05-15
CIK 833083

Page 12

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                             NUMBER OF SHARES OUTSTANDING
                                                  ON: March 31, 2001

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                  Balance Sheet
                               as of March 31,2001



                                     ASSETS


Current Assets:

         Cash - On Hand                                                 $    247
                                                                        --------
                                            TOTAL CURRENT ASSETS        $    247
FIXED ASSETS: (See Note 3)

         Net Fixed Assests                                              $ 23,072
                                                                        --------

TOTAL FIXED ASSETS                                                      $ 23,319
                                                                        --------


OTHER ASSETS:

         License Agreement (See Note 12)                                $ 50,000
         Patents (See Note 4)                                              1,500
         Security Deposits                                                12,159
         Organization Costs - Net                                            250
         Goodwill (See Note 5)                                          $ 50,000
                                                                        --------

                                            TOTAL OTHER ASSETS          $113,909
                                                                        --------


TOTAL ASSETS                                                            $137,228
                                                                        ========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                                  Balance Sheet
                              as of March 31, 2001



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

         Accounts Payable                                         $      16,385
         Notes Payable - Stockholder (see note #12)                   1,080,712
                                                                  -------------

                                    Total Current Liabilities     $   1,136,928
                                                                  -------------


STOCKHOLDERS' EQUITY:

         Common Stock, par value $.00005 per share
         100,000,000 authorized. 49,600,478 issued and
         outstanding.    (See note 6, 11, and 12)                 $       2,480





         Additional Paid-in Capitol    (See note 6 and 11)        $     261,952
Accumulated Deficit March 31, 2001                                $ (1,264,132)
                                                                  -------------


TOTAL STOCKHOLDERS EQUITY                                         $   (999,700)
                                                                  -------------


TOTAL LIABILITIES AND EQUITY                                      $     137,228
                                                                  =============

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Statement of Income and Retained Earning
                   for The Three Months Ending March 31, 2001


INCOME:

         Total Revenues                                          $         -0-
                                                                 --------------


EXPENSES:

         Professional Fees                                       $      19,562
         Rent                                                            8,813
         Telephone Expense                                               4,456
         Office Expense                                                    612
         Taxes
1,103
         Public Relations                                               18,753
         Depreciation                                                    1,500
         Travel & Entertainment Expense                                  1,698
         Invoice Expense                                                   867
         Interest Expense                                               72,105
                                            TOTAL  EXPENSES      $     128,602
                                                                 -------------

NET INCOME (Loss) FOR THE PERIOD                                     (128,602)

ACCUMULATED DEFICIT - January 1, 2001                              (1,135,530)
                                                                 -------------


ACCUMULATED DEFICIT - March 31, 2000                               (1,264,132)
                                                                 =============

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                        Statement of Stockholders' Equity
                              As of March 31, 2001

COMMON STOCK - $.0005 par value

         Authorized - 100,000,000 shares
         Issued - 49,600,478 shares                      $       2,480





ADDITIONAL PAID-IN CAPITAL  (See Note 7)                 $     261,952


ACCUMULATED DEFICIT                                      $ (1,264,132)
                                                           -----------

STOCKHOLDERS' EQUITY                                     $   (999,700)
                                                         =============

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                             Statement of Cash Flow
                        For Period Ending March 31, 2001





CASH FLOW FROM OPERATING ACTIVITIES

         Net Income or (Loss)                                         $(128,602)


ADJUSTMENT TO RECONCILE NET INCOME TO
         NET CASH PROVIDED BY OPERATING ACTIVITIES

         DEPRECIATION & AMORTIZATION                                  $   1,500

         INCOME (DECREASE IN ACCOUNTS PAYABLE                         $  31,761
                                                                      ---------

TOTAL ADJUSTMENTS                                                     $  33,261
                                                                      ---------


         NET CASH PROVIDED (USED BY OPERATING ACTIVITIES)             ($ 95,341)


CASH FLOW FROM FINANCING ACTIVITIES                                   $  94,955



NET INCOME (Decrease) IN CASH                                         $    (386)

CASH AT BEGINNING OF PERIOD                                           $     633
                                                                      ---------

CASH AT END OF PERIOD                                                 $     247
                                                                      =========

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                          Notes to Financial Statements
                                 March 31, 2001

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Notes to Financial Statements (Continued)
                                 March 31, 2001

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

                          ReDOX TECHNOLOGY CORPORATION
                          (Formerly DCUSA Corporation)
                    Notes to Financial Statements (Continued)
                                 March 31, 2001

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

         Registrant's financial condition has not changed materially from December 31, 2000 to the date of the financial statements herewith provided. To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski. The Notes to the Company's financial statements, as well as the Independent Auditor's Report, indicate the doubt about the Company's ability to continue as a going concern without the addition of financial capital. Because of the absence of revenues and the inability thus far to raise the capital necessary to commence operations, there are no assurances that the Company will be able to fully carry out its plans, and continue as a going concern. However, the principal continues to infuse capital necessary to maintain the operations of the Company in a non-manufacturing status while additional capital is being sought.

Management expects that the technologies will start generating revenues in the third quarter of 2001.

SELECTED FINANCIAL DATA

Selected Summary Financial Data of ReDOX Technology Corporation


                                           Quarter Ended         Quarter Ended:
                                           March 31,  2000       March 31, 2001

Income Statement Data:

         Sales                                  -0-                     -0-
Selling, General and
Admin. Expenses                              38,522                 128,602
(Loss) Before Income                        (38,522)               (128,602)
         Taxes

Net Loss                                    (38,522)               (128,602)

Unrealized (Loss)
         On Securities                          -0-                     -0-

Balance Sheet Data:
Cash & Cash
         Equivalents                            553                     247
Other Assets                                125,436                 136,981
                                           --------              ----------
Total Assets                                126,989                 137,228
                                           ========              ==========

Credit Payable                               16,385                  56,216
Other Liabilities                                --               1,080,712


otal Stockholder Equity                     109,604                (999,700)

Total Liabilities & Equity                  125,989                 137,228

Operating Data:

There was no revenue from sales and ancillary income for the quarters ended March 31,2000 and March 31, 2001.

Operating expense were $38,522 for the first quarter of 2000 were $128,602 for the first quarter of 2001. Operating expenses primarily include : General and Administrative costs.

                                     PART II
                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES

                  See Item 2 - Note 13

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


                                     ReDOX TECHNOLOGY CORPORATION
                                     (Registrant)

DATE:        5/14/2001               /s/ Richard A. Szymanski
      -----------------              ------------------------
                                     Richard A. Szymanski
                                     President/Director