Form 10-Q/A
period 2001-03-31
REDOX TECHNOLOGY CORP
filed 2001-08-20
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 Amendment 1 to
                                    FORM 10-Q


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

         CLASS                                   NUMBER OF SHARES OUTSTANDING
                                                      ON: March 31, 2001
Common Stock
par value $0.00005 per share                            62,887,311

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION
              (Hereinafter referred to as Registrant or Company)

Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of March 31, 2001, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.




                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                   As of March 31, 2001 and December 31, 2000
                                   (Restated)

                                                             (Unaudited)
                                                                2001                      2000
                                                            -----------                -----------
         ASSETS

Cash                                                        $       247                $       633
Property and equipment, net                                      20,519                     17,650
Other assets                                                      1,159                      1,159
                                                            -----------                -----------
         Total Assets                                       $    21,925                     19,442
                                                            ===========                ===========
         LIABILITIES

Accounts payable                                            $    57,358                     30,011
Note payable to founder                                                                  1,080,712
                                                            -----------                -----------
         Total Liabilities                                       57,358                  1,110,723
                                                            -----------                -----------
         STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 10,000,000 shares
         authorized, 0 and 0 shares outstanding
Common stock, $.00005 par, 100,000,000 shares
         authorized, 62,887,311 and 50,950,000
         shares outstanding respectively                          3,144                      2,547
Additional paid in capital                                    2,476,828                  1,342,156
Deficit accumulated during the development stage             (2,515,405)                (2,435,984)
                                                            -----------                -----------
         Total Stockholders' Equity                          (   35,433)                (1,091,281)
                                                            -----------                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    21,925                $    19,442
                                                            ===========                ===========


                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                              STATEMENT OF EXPENSES
                 For the Three Months Ended March 31, 2001, and
               2000, and the Period from April 9, 1993 (Inception)
                             Through March 31, 2001
                                   (Restated)
                                   (Unaudited)

                                                                                    Inception
                                                                                     Through
                                              Mar. 31,           Mar. 31,            Mar. 31,
                                                2001               2000                2001
                                              --------          ---------          -----------
General & administrative
         - paid in cash                       $ 50,583          $ 161,722          $ 1,217,209
         - paid in stock                                                             1,193,950
Research & development                          11,000                                  11,000
Interest expense                                16,211                                  52,235
Depreciation                                     1,627              1,230               41,011
                                              --------          ---------          -----------
Net (loss)                                    $(79,421)         $(162,952)         $(2,515,405)
                                              ========          =========          ===========

Net (loss) per common share                     $(.001)           $(.003)
Weighted average common shares
         outstanding                        56,918,656        50,950,000

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 For the Three Months Ended March 31, 2001, and
               2000, and the Period from April 9, 1993 (Inception)
                             Through March 31, 2001
                                   (Restated)
                                   (Unaudited)
                                    Inception

                                                                                             Through
                                                                                             Mar. 31,
                                                        2001               2000                2001
                                                      --------           --------          -----------
CASH FLOWS FROM OPERATING
    ACTIVITIES
Accumulated deficit during the
    development stage                                 $(79,421)         $(162,952)         $(2,515,405)
Adjustments to reconcile deficit to cash
    used by operating activities:
Stock issued for lawsuit settlement                                       125,000              125,000
Stock issued for patent                                                                          1,500
Stock issued for services                                                                    1,068,950
Depreciation                                             1,627              1,230               41,011
Increase in deposits                                                                        (    1,159)
Increase in accounts payable                            27,347              1,238               57,358
                                                      --------           --------          -----------
NET CASH USED BY OPERATING
    ACTIVITIES                                         (50,447)           (35,484)          (1,222,745)
                                                      --------           --------          -----------
CASH FLOWS FROM INVESTING
    ACTIVITIES
Purchase of fixed assets                               ( 4,496)                             (   61,530)
                                                      --------                             -----------
CASH FLOWS FROM FINANCING
    ACTIVITIES
Sales of common stock for cash                                                                     350
Contributions to capital
    by founder                                          54,557             32,804            1,284,172
                                                      --------           --------          -----------
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                54,557             32,804            1,284,522
                                                      --------           --------          -----------
NET INCREASE (DECREASE)
    IN CASH                                            (   386)           ( 2,680)                 247
CASH AT BEGINNING OF PERIOD                                633              3,233                    0
                                                      --------           --------          -----------
CASH AT END OF PERIOD                                 $    247           $    553          $       247
                                                      ========           ========          ===========

SUPPLEMENTAL DISCLOSURES
Paid in capital converted into (from)
    note to founder                                $(1,080,712)

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Restated)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Redox Technology Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form
10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the years ended December 31, 2000, 1999, and 1998, as reported in the 10-KSB, have been omitted.

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


Liquidity and Capital Resources:

In January 2000, the Company issued 250,000 shares of its Common Stock to two former consultants to settle a lawsuit. The Company recorded the settlement expense of $125,000 based on the fair value of the Common Stock.

In February of 2001, we issued Mr. Szymanski 11,937,311 shares of Common Stock in exchange for the promissory note dated August 2000 in the amount of $1,080,712 and the accrued interest. The face value of the note payable, plus interest, was converted to Common Stock. Mr. Szymanski has made assurances that he will continue to personally finance the Company, to the best of his ability, over the next 12 months on an as needed basis.

Operating Data:

There was no revenue from sales and ancillary income for the quarters ended March 31,2000 and March 30, 2001.

Operating expenses were $161,722 for the first quarter of 2000 and were $50,583 for the first quarter of 2001.

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


                                    ReDOX TECHNOLOGY CORPORATION
                                          (Registrant)

DATE:    8/14/01                    /s/  Richard A. Szymanski
                                    -------------------------
                                     Richard A. Szymanski
                                     President/Director