Form 10-Q
period 2001-06-30
REDOX TECHNOLOGY CORP
filed 2001-08-20
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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

         CLASS                                NUMBER OF SHARES OUTSTANDING
                                                   ON: June 30, 2001
Common Stock
Par value $0.00005 per share                         63,887,311

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION
              (Hereinafter referred to as Registrant or Company)

Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of June 30, 2001, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.


                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                    As of June 30, 2001 and December 31, 2000
                                   (Restated)

                                                     (Unaudited)
                                                        2001            2000
                                                     -----------     -----------
         ASSETS

Cash                                                 $     3,645    $       633
Property and equipment, net                               20,535         17,650
Other assets                                               1,159          1,159
                                                     -----------    -----------
         Total Assets                                $    25,339         19,442
                                                     ===========    ===========
         LIABILITIES

Accounts payable                                     $    40,813         30,011
Note payable to founder                                               1,080,712
                                                     -----------    -----------
         Total Liabilities                                40,813      1,110,723
                                                     -----------    -----------
         STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 10,000,000 shares
         authorized, 0 and 0 shares outstanding
Common stock, $.00005 par, 100,000,000 shares
         authorized, 63,887,311 and 50,950,000
         shares outstanding respectively                   3,194          2,547
Additional paid in capital                             2,638,087      1,342,156
Deficit accumulated during the development stage      (2,656,755)    (2,435,984)
                                                     -----------    -----------
         Total Stockholders' Equity                      (15,474)    (1,091,281)
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    25,339    $    19,442
                                                     ===========    ===========

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                              STATEMENT OF EXPENSES
      For the Three Months and 6 Months ended June 30, 2001, and 2000, and the Period from April 9, 1993 (Inception) Through June 30, 2001
                                   (Restated)
                                   (Unaudited)


                                                                                    Inception
                              3 Months Ended               6 Months Ended            Through
                          June 30,     June 30,        June 30,      June 30,        June 30,
                            2001         2000            2001          2000            2001
                          ---------      ---------     ---------     ---------      -----------
General & administrative
     - paid in cash      $   112,786    $    72,123    $   163,369    $   233,845    $ 1,329,995
     - paid in stock       1,193,950
Research & development        26,743                        37,743                        37,743
Interest expense                (103)        16,108                        52,132
Depreciation                   1,924          1,229          3,551          2,459         42,935
                         -----------    -----------    -----------    -----------    -----------
Net (loss)               $  (141,350)   $   (73,352)   $  (220,771)   $  (236,304)   $(2,656,755)
                         ===========    ===========    ===========    ===========    ===========

Net (loss) per
     common share        $     (.002)   $     (.001)   $     (.004)   $     (.005)
Weighted average
     common shares
      outstanding          63,553,978     50,950,000     60,236,317     50,950,000


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

                                                                                Inception
                                                                                 Through
                                                                                 Mar. 31,
                                          2001               2000                 2001
                                           --------           --------          -----------
CASH FLOWS FROM OPERATING
    ACTIVITIES
Accumulated deficit during the
    development stage                      $(79,421)         $(162,952)         $(2,515,405)
Adjustments to reconcile
    deficit to cash used by
    operating activities:
Stock issued for lawsuit settlement                            125,000              125,000
Stock issued for patent                                                               1,500
Stock issued for services                                                         1,068,950
Depreciation                                  1,627              1,230               41,011
Increase in deposits                                                                (1,159)
Increase in accounts payable                 27,347              1,238               57,358
                                           --------           --------          -----------
NET CASH USED BY OPERATING
    ACTIVITIES                              (50,447)           (35,484)          (1,222,745)
                                           --------           --------          -----------
CASH FLOWS FROM INVESTING
    ACTIVITIES
Purchase of fixed assets                     (4,496)                                (61,530)
                                           --------                             -----------
CASH FLOWS FROM FINANCING
    ACTIVITIES
Sales of common stock for cash                                                          350
Contributions to capital
    by founder                               54,557             32,804            1,284,172
                                           --------           --------          -----------
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                     54,557             32,804            1,284,522
                                           --------           --------          -----------
NET INCREASE (DECREASE)
    IN CASH                                    (386)            (2,680)                 247
CASH AT BEGINNING OF PERIOD                     633              3,233                    0
                                           --------           --------          -----------
CASH AT END OF PERIOD                      $    247           $    553          $       247
                                           ========           ========          ===========

SUPPLEMENTAL DISCLOSURES
Paid in capital converted into (from)
         note to founder                    $(1,080,712)

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Restated)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ReDOX Technology Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the years ended December 31, 2000, 1999, and 1998, as reported in the 10-KSB, have been omitted.

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

Registrant's financial condition has not changed materially from December 31, 2000 to the date of the financial statements herewith provided. To the extent that the Company has incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company director Richard Szymanski


Liquidity and Capital Resources:

In April of 2001, the Company raised $120,000 through a private placement by selling 1,000,000 shares of Common Stock at $0.12 per share to a single individual investor.

Operating Data:

There was no revenue from sales and ancillary income for the quarters ended June 30,2000 and June 30, 2001.

Operating expenses were $72,123 for the second quarter of 2000 and were $$112,786 for the first quarter of 2001.

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

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (S 229.30 of this chapter)

On June 13, 2001, an 8-K was filed to disclose the Board's action in terminating our auditor, Want & Ender, CPA, PC, and appointing Malone & Bailey, PLLC.

                                 ITEMS REPORTED


ITEM 1.  ACQUISITION/DISPOSITION OF ASSETS

                  None

ITEM 2.  APPOINTMENT OF RECEIVER

                  None

ITEM 3.  REGISTRANT/DISMISSAL OF CPA

Yes. Our financial statements for the past seven fiscal years, ended December 31, 1993 through December 31, 2000 inclusive, were audited by Want & Ender CPA, PC. In June 12,2001, by action of the Board of Directors, we terminated our auditor-client relationship with that firm. The report of Want & Ender CPA, PC on the financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between the Company and Want & Ender CPA, PC with respect to any matter of accounting principals or audit scope. In June of 2001, the Board of Directors appointed Malone & Bailey, PLLC, and, by action of the Board, that firm was engaged on June 12, 2001. Prior to its engagement, Malone & Bailey, PLLC was not consulted by the company with respect to any matter.

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


                                            ReDOX TECHNOLOGY CORPORATION
                                                 (Registrant)

DATE:    8/14/01                            /s/ Richard A. Szymanski
                                            ------------------------
Richard A. Szymanski                          President/CEO/Director