Form 10-K/A
period 2000-12-31
REDOX TECHNOLOGY CORP
filed 2001-08-22
CIK 833083

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   AMENDMENT 1

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

Securities registered pursuant to Section 12(g) of the Act:  NONE

                   COMMON STOCK, PAR VALUE $0.00005 PER SHARE
                   ------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked price of the stock on December 31, 2000 was $21,553,305.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

                 CLASS                  NUMBER OF SHARES OUTSTANDING ON:
                 -----                 --------------------------------
                                               June 20, 2001
               Common Stock                   -----------------
               par value $0.00005                50,953,439

PART I

ITEM 1.  BUSINESS OF THE COMPANY

Organization

The Company initially was incorporated as DCUSA, Inc. under the laws of Delaware on April 28, 1988, organized as a "blind pool," meaning that it had no business plan of its own but was organized to acquire or merge with an active business. Initially the Company was a wholly-owned subsidiary of Family Health Systems, Inc. which held 3,000,000 shares of the Company's Common Stock. Pursuant to a Registration Statement which was declared effective on August 2, 1988, the 3,000,000 shares were distributed as a dividend to approximately 900 Family Health Systems, Inc. stockholders, effectively spinning-off the Company as an independent entity.

In early 1993, the Company entered into a relationship with Richard Szymanski who, on April 9, 1993 assigned his recently filed Patent Application for an "Emergency Reserve Battery" to the Company in exchange for 15,000,000 shares of the Company's Common Stock. As a result, Mr. Szymanski owned approximately 82% of the Company's then issued and outstanding Common Stock. On June 1, 1993 the name of the Company was changed to its present name, "ReDOX Technology Corporation."


Business History

From 1993 until approximately 1996, we were engaged in developing the "Emergency Reserve Battery." The product was, essentially, a single-use battery which would be attached to a car battery as a reserve unit. In the event that the regular battery was fully discharged and unable to start the car, the driver would activate the reserve battery, releasing the electrolyte and charging instantly the reserve battery that would then be used to start the car. The Company built prototypes, attempted to market it to many battery manufacturers, and attempted to secure financing to support manufacture of the product. However, during the same period there were significant changes in battery technology, especially the chemistry including new electro-chemical engineering and processes (such as lithium metal batteries) which offered higher energy densities (storage capacity)than the Company's product. As a result, the Company became engaged in substantial research and development efforts in a search for greater energy density and more flexibility, and the product was never produced and sold.

As a result of his research efforts, Mr. Szymanski became aware of the work being done by Professor Licht at Clark University in Worcester, Massachusetts. At that time, the Company's battery was based on an alloy of aluminum, magnesium and zinc as the anode with a carbon-based cathode. Professor Licht was working with aluminum as the anode and sulfur and poly-sulfide as the cathode. Mr. Szymanski began working with Clark University and in September, 1998, after about three years of investigation and negotiations, the Company obtained a Patent License Agreement from Clark University. (see "Property of the Company")

From 1998 to December 31, 1999, we were engaged in seeking financing for the production of prototypes, beta testing of the prototypes, completion of product development and establishment of manufacturing. However, the Company has been unable to secure that financing on terms acceptable to it. Using the Clark
University technology, and the financing of our President, Mr. Szymanski, prototypes have been developed as of the last quarter of 2000. Although the lab prototypes have been developed, and testing at an independent laboratory has commenced, additional funding is necessary to make production prototypes from the lab prototypes, which will be accomplished only after testing on the lab prototypes is complete and recommended adjustments are made, if any. We have decided to initially develop two of our lab prototypes, with a focus on minimizing battery size, and maximizing cell and ampere-hours. We have been working with a well-known independent research lab, the name of which is contractually being withheld, and this lab will be providing certifications on all 5 patents issued on this technology. Until the results are complete, and certifications are provided, we will be deferring the marketing of this technology and focusing on our software technologies. We believe that our decision to focus on technologies that can more quickly provide the Company with cash flow, such as the computer software technologies discussed below, will benefit the Company and its shareholders.

We hope to generate sufficient revenues from our software technologies to fulfill our business objectives, including the completion of our research and testing necessary for our battery technology. It is our belief that that the final development and marketing of our battery technology will be delayed unitl the second quarter of 2002.

During the year 2000, we acquired the world wide exclusive licensing rights for two new computer software technologies: (i) Divine Logic 2000 (also referred to as nCRYPTfx); and (ii) ONSLR e2000; both of which Management feels will generate revenue for the Company. We intend to market sub-licenses to these software technologies directly to computer hardware companies so that the technologies can be installed prior the retail sale of the computer, thereby generating revenue from royalties. Our role, then, will be more a marketing and selling one than a research and developmental one.


Richard Szymanski, the founding and majority shareholder, has spent varying amounts of time since 1993 on these research efforts. Mr. Szymanski has taken no salary since inception and has personally funded most operating costs. Until 2001, no significant payments were made to third parties for any research efforts. Thus, the financial statements do not reflect any research and development expenditures until 2001.

Proposed Products

         Software Technologies

Divine Logic 2000 is an anti-piracy software program that was developed to prevent the theft of electronic information and unauthorized copying of software. Applications for this product will be in the computer industry, the music CD industry, the DVD movie industry, video games and MP3. This technology differs from existing anti-piracy software programs in that it has the ability to detect when a copy is being made of any file, without limitation to only executable files. Divine Logic 2000 checks graphic files, movie files, text files, etc. This software can be installed directly during the assembly of the computer by the manufacturer, or can be installed indirectly with a CD.

Divine Logic 2000 consists of two parts: Divine Logic and Program Immune Virus. Divine Logic detects the pirated software, and Program Immune Virus eliminates or destroys it. The developer, Shaju Chacko, has indicated that the program cannot be detected or debugged using any assembly language. The development of Divine Logic 2000 has been completed and was delivered for benchmark testing to an independent, reputable third party- eTesting Laboratories. Final testing is being conducted on this software, and Management believes that the product will be ready to market as early as the first quarter of 2002.

ONSLR e2001 is a computer software product that was developed for use in various computer systems. It purpose is to provide: significant processor speed acceleration, significant graphics display acceleration, significant drive compression and convenient keyboard enhancements. It has been successfully demonstrated, and independent testing has been commenced by eTesting Labs, Inc., a division of Ziff Davis, Inc.

In addition, independent testing was conducted by Business Applications Performance Corporation of Santa Clara, CA. ("BAPco"), which was completed in July of 2001. Utilizing a benchmark software suite created by BAPco, the software formerly coded as ONSLRe2001, obtained office productivity SYSmark2000 score average of 215.6. This exceeded similarly equipped Notebook PC scores by 30-50% and established a new high for PC Desktops with heightened peripherals.

The testing platform ran on a Dell Inspirion 4000 equipped with Windows 98, 128 MB and a 10 GB hard drive powered by a 700mhz processor. BAPco is a non-profit consortium, who's charter is to develop and distribute a stet of objective performance benchmarks based on popular/personal computer applications and industry standard operating systems. To learn more about BAPco, see www.bapco.com.

Further testing will ensue with BAPco's Internet Creation Content module and results will then be posted on the REDOX website at www.rdox.com following notification to BAPco's membership companies including Compaq, Dell, HP, IBM, Intel, Microsoft as well as many others.

In a press release dated January 31, 2001, the Company announced the selection of MDR Labs, which had not reached a definitive agreement. MDR expressed to the Company in February of 2001 that it no longer operates "MDR Labs," but MDR does perform hardware and software testing as part of its other operations. MDR had engaged in preliminary discussions with REDOX about testing the ONSLR e2001 software but has never tested any REDOX products. Currently, REDOX and MDR do not have a business relationship. Testing has been conducted, however, by BAPco and eTesting Labs.

ETesting Labs will continue to conduct its own independent testing with published results upon availability. Results are expected as early as the fourth quarter of 2001.

         Battery Technology

We have developed a high energy density battery based on an aluminum/sulfur system. The significance of the composition of the battery is in its potential capacity to serve a stronger and longer life in a much smaller size.

         Competition

The battery market is highly competitive. There are numerous manufacturers both in the United States and overseas (especially in Japan). Many of these manufacturers have high brand recognition and established market shares with customer-perceived quality. Batteries under development today use the following chemical components, all of which have drawbacks. They are:

Lead Acid--which is heavy (low energy density) and is toxic;
Sodium Sulfur- which required high temperatures, is explosive, and required expensive packaging
Nickel-Cadmium- that required expensive materials, is a carcinogen and has a high memory effect;
Nickel metal hydride- which requires expensive material, has limited temperature range and has a high self-discharge rate;
Lithium polymer- which required expensive materials, is explosive, has power density and requires long term development;
Flywheel- requires long term development.

Aluminum Sulfur Batteries have a high capacity (demonstrated up to 220 watt-hrs/kilogram with a theoretical capacity of up to 5 times that amount in tests conducted at Clark University). Aluminum and Sulfur are comparatively lighter components than the components typically used in batteries, and are easily obtainable. Aluminum and sulfur are also considerably less expensive than components used in other batteries. The break-through patented technology that the Company obtained from Clark University makes sulfur conductive at room temperature, when previously without Clark's technology, was non-conductive and only used as an insulator. Aluminum and sulfur are not hazardous to work with. They are not toxic and can operate without becoming hot or dangerous. Also, the components produce no harmful by-products and are environmentally friendly. Aluminum and sulfur are safe even if ingested. The acids used in our batteries are pH neutral.

The materials which would be used in our batteries, Aluminum and Sulfur, are common, inexpensive and readily available from many sources. We do not foresee any difficulties in acquiring raw materials or in facing any dramatic price increases due to material shortages. Information on the costs of the various battery components (chemical compounds) is publicly available. It is, in other words, easily to verify that our components are substantially less expensive than the other components used in batteries. Based on the cost of materials alone, our manufacturing costs would be lower. Additionally, we are using our inexpensive components in a highly technical system for which we have five patents issued. Our proprietary manufacturing process will allow us to lay the material on a substrate, and work on a hands-free basis in a vacuum environment, which allows for precise measurement on a continuous web process. Unlike other battery making, this process causes no contamination and no dangerous, hazardous or toxic by products. The process is also possible without the use of expensive equipment that is necessary in the manufacturing process for other batteries.

In sum, the Company believes that it can enter the battery market and establish a reasonable market share because:

* its raw materials (aluminum and sulfur) are readily available and less costly than those used by competitors, giving it cost advantages compared to every other battery on the market today;

* its raw materials permit easier and less costly manufacturing, giving further cost advantages;

* its finished products do not have explosion or other safety issues, permitting easier transportation, giving further cost advantages;

* its raw materials are environmentally friendly and do not pose disposal problems; giving it an advantage with consumers concerned about the environment and waste disposal problems;

* the energy densities (i.e., the amount of stored power) offered by its products are substantially higher (e.g., compared to a lithium-ion battery offering 180 - 205 watt hours per kilogram, the Company's replacement product could theoretically offer 648 watt hours per kilogram based on an independent lab's study of our design.) That energy density is substantially higher than all batteries on the market today; and

* the Company's licensed electro-chemical process is a departure from current technology in that it uses different chemical components and a proprietary patented process that has not yet been employed by any other battery making process known.

Electrochemically, the sulfur and the electrolyte we use, and our special patented process allows the battery to run more efficiently.

Presently, we have three employees.  They are:


     o    Richard Szymanski, President/CEO;
     o    Clifton Douglas, Vice President, Secretary; and
     o    Nick Nasco, VP of Software Development.

We do not anticipate hiring any new employees during the next twelve months.

ITEM 2.  PROPERTY OF THE COMPANY

Offices

We maintain our principal office at 340 North Sam Houston Parkway East, Suite 250, Houston, Texas 77060, where our telephone number is (281) 445-0020 and our facsimile number is (281) 445-0022. The offices are leased from a non-related party under a three year lease that commenced April 1, 1998 at an annual rental of $19,712.52 payable in monthly installments of $1,642.71. The office area is 1,577 square feet, divided into a reception area, a conference room, a file/storage/utility room and three executive offices. The Company owns the office furniture and equipment in the office. This space is adequate for current needs and our needs for the next 12 - 24 months. Effective April 1, 2001, we have renewed our lease for an additional three year term.


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

On September 17, 1998 the Company entered into an exclusive License Agreement with Clark University covering U.S. Patents 5,413,881 issued May 9, 1995 and 5,571,600 issued November 5, 1996. These patents relate to batteries using aluminum and sulfur. Upon execution of the Patent License, the Company paid Clark University the sum of $30,000 as a License Fee. In addition, at the end of each year of the agreement, the Company pays a minimum royalty of $35,000. Upon the commencement of sales of products under the Patent License, the Company will pay a royalty of 5% of Gross Sales, against which the minimum royalty in that year will be applicable. The License Agreement, subject to earlier termination by Clark University in the event of the Company's default, will remain in effect until the expiration of the last patent to have been issued (Number 5,571,600 was issued November 5, 1996).

In November of 1999, we issued press releases regarding an agreement that was to be finalized between ReDOX and the State of Uttar Pradesh in India for the development of a 1,500 acre technology park for ReDOX. We also filed these releases with the SEC on Form 8-K. Due to a change in administration in India, however, and various circumstantial changes which would have made it necessary for us to finance much of the project, this project has been put on hold and will not likely be revisited in the foreseeable future.

On August 28, 2000, we entered into an exclusive License Agreement with Divine Logic for the exclusive worldwide marketing rights to the Divine Logic software. The Company will be required to pay 27.5% of the gross revenues from all sales of the software to Divine Logic.

On May 4, 2001, we entered into an exclusive License Agreement, effective December 12, 2000m with ONSLR e2000 and a group of individuals, namely, Nick Mascia, Amit Kumar Singh, Kushal Kumar; Kashal Kumar for the exclusive worldwide marketing rights to the ONSLR e2000 software. The Company was required to pay $25,000 as an advance payment against any future royalties. The Company is not required to make any future payments until the royalties owed to ONSLR exceed $25,000.

We have hired the law firm of Duane, Morris and Heckscher, LLP to file the trademark and patent applications for Divine Logic and Onslr. The trademark applications have been filed and the patent applications will be filed with the United States Patent and Trademark Office imminently.

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


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On June 29, 1993, the National Association of Securities Dealers (the "NASD") approved the Company for quotations by Brooklyn Capital, and we were listed for trading on the OTC Bulletin Board and the NQB (now "Pink Sheets, LLC") Pink Sheets. The Company's Common stock was suspended from trading in the First Quarter of 1994 due to delinquencies in certain filings. Having become current with respect to its filings, the Company sought a market maker that would reapply to the NASD to trade the Company's stock. The Company secured the services of Public Securities, Inc., Spokane, Washington, in providing market making services for the stock. Through the direct efforts of Public Securities, the NASD approved ReDOX Technology Corporation Common Stock for reinstatement and listing under the symbol "RDOX" as of May 10, 1995. Therefore, the principal United States market in which the registrant's Common Stock has been traded is the NASD Over the Counter (OTC) Bulletin Board under the symbol "RDOX".

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

During the past three fiscal years ended 1998, 1999 and 2000, there have been no issuances of unregistered securities made by the Company. However, in 1998, Richard Szymanski converted 1,000,000 shares of his Convertible Preferred Stock to Common Stock, at a conversion rate of 5 shares of Common for each share of Preferred, providing Mr. Szymanski with 5,000,000 shares of Common Stock from that conversion. If this is recognized as an issuance, then it is considered exempt by reason of Section 4(2) of the Securities Act of 1933.

In February 2001, the Company issued Mr. Szymanski, our founder, 11,937,311 shares of Common Stock in exchange for the promissory note dated August 2000 in the amount of $1,080,712. This issuance was exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In April, 2001, the Company raised $120,000 through a Rule 506 private placement by selling 1,000,000 shares of Common Stock at $0.12 per share to a single individual investor. This issuance is considered exempt by reason of

Regulation D of the Securities Act of 1933, and Rule 506 promulgated thereunder.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

As previously reported, this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. We continue to utilize capital borrowed from our principal shareholder.

Our financial condition has not changed materially from December 31, 1999 to the date of the financial statements herewith provided. We have suffered recurring losses from operations, and its current liabilities exceed our current assets. As of December 31, 2000, there was a stockholders' deficit. To the extent that we have incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company's President, Richard Szymanski. We intend to continue to rely on Richard Szymanski's capital infusions to fund our operations until we begin significant sales of our licensed products.

We expect that our software technologies will start generating revenues in the Fourth quarter of 2001.


Plan of Operation

We  have   developed  a  plan  of  operation   that  covers  our  final  testing
requirements, our marketing plan and strategy, our intended methods for generating revenue, and our staffing requirements.

Objective: Our objective is to initially market our software technologies to computer hardware manufactures and other original equipment manufacturers
("OEMs") before offering the technologies to the general public. It is our intention, to use a portion of the revenues generated from our software technologies to fulfill our remaining business objectives, including the completion of our research and testing required for the marketing of our battery technology. Management believes that the final development and marketing of its battery technology will be delayed at least through the second quarter of 2002.

Testing: Independent testing for our software technologies has been commenced by eTesting Labs, Inc., a division of Ziff Davis, Inc. Independent testing was conducted by Business Applications Performance Corporation of Santa Clara, CA. ("BAPco"), which was completed in July of 2001. Utilizing a benchmark software suite created by BAPco, our ONSLRe2001 office productivity scores exceeded similarly equipped Notebook PC scores by 30-50%. BAPco is a non-profit consortium, who's charter is to develop and distribute a stet of objective performance benchmarks based on popular/personal computer applications and industry standard operating systems. To learn more about BAPco, see www.bapco.com.

Further testing will ensue with BAPco's Internet Creation Content module and results will then be posted on the REDOX website at www.rdox.com following notification to BAPco's membership companies including Compaq, Dell, HP, IBM, Intel, Microsoft as well as many others.


Products and our Target Market: Our primary software technologies consist of Divine Logic 2000 and ONSLRE e2001.

1. Divine Logic 2000, our exclusively licensed anti-piracy software program, was designed to prevent the theft of electronic information and unauthorized copying of software.

We will be targeting the following industries for this product:

     o    The computer software industry;

     o    The music CD industry;

     o    the DVD movie industry;

     o    The video games industry; and

     o    The MP3 industry.

2. ONSLR e2001, our exclusively licensed speed accelerator software product was developed to provide significant processor speed acceleration, graphics display acceleration, drive compression and convenient keyboard enhancements.


We will primarily target the original equipment manufacturers ("OEMs") that make computer systems, telecommunications and data communications equipment and peripherals. Also, we will offer our software technologies to PC and computing appliance users (including individual consumers, large and small businesses, also referred to as "end users") however, direct marketing to the end user will not be our initial or primary focus.

Both our software technologies will be marketed directly to OEMs, and the Company will generate its revenue on a per unit basis, i.e. one upload per unit, prior to the manufacturer's release of its product to the market place. Our President, Mr. Szymanski, has had met with more than twenty such OEMs and negotiations will progress once final test data has been released. Although our unit price has not been yet established or finalized, we intend to establish pricing for OEMs based on our marketing research and negotiation with OEMs. Upon release of final testing for both software technologies, we will begin actively pursuing the OEMs, many of which with we have already established contact and a strong level of interest.

Marketing Strategy:

We have retained the marketing firm of Mark Weiner Design to develop our marketing plan. Upon completion of the testing and with the release of the test data, that company will begin executing its process of product-information dissemination and its product fulfillment plan. Strategic branding, or creating name recognition through advertising in trade publications and other traditional formats, will be a primary focus of Mark Weiner Design. Marketing will progress in three phases. We anticipate our marketing costs to run approximately
$100,000, which costs will not begin to in incur until the fourth quarter of 2001.

Phase 1 involves establishing a plan of critical reactive measures designed to provide us with the ability to react immediately to existing market conditions with the launching of our product. This short-term plan is designed to help
ReDOX:

1. field product inquiries precipitated by marketing and public relations processes already in motion;

2. set up a preliminary mechanism to deliver a consistent brand message to consumer and other potential buyers;

3. provide a preliminary method to capture critical relationship data from potential consumers precipitated by any public relations and marketing efforts;

4. provide a basic infrastructure of product design and information from which to build a solid program of marketing and fulfillment.

The design and functional specifications for a full e-commerce/marketing site will be developed during the end of Phase 1 for implementation in Phase 2.

Phase 2 will include the tactical deployment of a targeted functional Web site. The design of the site will be based on the functional requirements identified in Phase l. Market and brand data that has been collected in Phase 1 will be analyzed and converted to action items designed to continue to build brand identity and design direction for implementation of the logo/mark and any specified marketing verbiage across the appropriate marketing channels. Phase 2 will also involve: (i) exploration of the user interface regarding user's alignment to the established brand and target market; (ii) product collateral not developed in Phase 1 (such as user guides, compatibility guides, point-of-sale collateral, brochures, etc.) will be developed during this Phase.

Phase 3 involves monitoring, budgeting and planning for the projected life-cycle of the brand as well as adjusting those processes developed in prior phases. Once ReDOX has established brand identity and begins its implementation of an effective method of product information dissemination and fulfillment, Phase 3 will focus on building brand equity across multiple channels. This could include the introduction of an effective media plan for online/offline exposure, development of ad campaigns, banner campaigns, possible introduction of additional or co-brand synergies within ReDOX, development of external marketing synergies through co-branding, bundling, partnering and other promotional opportunities.

All three phases can be accomplished within a 60-90 day period, and can begin upon completion of testing and release of test data for publication.

Manufacturing: We will not be involved in manufacturing. The burning of CDs for our OEM customers will be done in house for a minimal cost. In the future, if we choose to market to end users, we will explore our manufacturing options at that time. During the next 12 months, we do not anticipate having any manufacturing requirements.


Revenue Generation: We will generate revenue from essentially two sources:

     1. OEMs will pay a royalty to the Company, based on a negotiated sub-license agreement to be drafted on a per OEM basis, for each upload of our software during their own manufacturing process. Our per-unit price will be negotiated with OEMs based on our estimated volume with each OEM.

     2. Software companies will pay a royalty to the Company, based on a negotiated sub-license agreement to be drafted on a per company basis, for each unit sold.

We do not expect to purchase any significant equipment over the next twelve months. We also do not expect any significant changes in the number of employees.

By year-end, or the first quarter of 2002, we believe we will have a positive cash flow. This assessment is based upon the net profit we expect to earn on the sub-licensing of our software technologies and the size of the OEM marketplace.

Since our manufacturing costs are insignificant in our OEM selling environment, we could reach a "break even" status fairly quickly.

Battery Technologies: Our plan of operations does not include our battery technology. It is our objective to generate revenue though our software technologies over the next 12 to 24 months, and a portion of our profits will be used to complete the research and development and marketing plan necessary to launch this technology.

Staffing Requirements: Over the next twelve months, we anticipate hiring a Secretary and a national sales representative. Presently, we have three employees. Over the next 24 months, we plan to build our sales force by hiring an additional four national representatives.



         SELECTED FINANCIAL DATA



                                2000        1999        1998        1997        1996
                                -----       ----        -----       ----        ----

Revenues                        $ 0         $ 0         $ 0        $ 0          $  0
(Loss) from continuing
   operations)                  $(389,828)  $(324,288)  $(168,879) $(532,820)   $(2,877,784)

(Loss) from continuing
   operations per share         $(0.008)    $(0.006)    $(0.004)   $(0.012)     $(0.064)

Total assets                    $19,442     $ 20,194    $ 18,887   $ 8,981      $ 13,201

Long term debt                  $  0        $    0      $   0      $  0         $  0

The loss from continuing operations in 1996 is largely due to the issuance of 6,000,000 shares of preferred stock to the founder for services performed valued at $2,700,000 (5,000,000 of such shares were subsequently returned to the Company and canceled.)

The loss from continuing operations in 1997 is largely due to the issuance of 300,000 shares of common stock to a consultant for services performed valued at $459,300.


Operating Data:

There was no revenue from sales and ancillary income for the calendar years ended December 31, 1998, December 31,1999 and December 31, 2000.

General and Administrative expenses (operating expenses) were $319,737 for the year ending December 31,1999 and $223,204 for the year ending December 31, 2000.

In 2000, $125,000 in such expenses were paid in Common Stock.


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

There were no  issuances  made by the Company in 1998, 1999 or 2000.

In February 2001, the Company issued the founder 11,937,311 shares of common stock in exchange for the promissory note dated August 2000 in the amount of $1,080,712, and the accrued interest. This issuance was considered exempt by reason of Section 4(2) of the Securities Act of 1933.

In April 2001, the Company raised $120,000 through a private placement by selling 1,000,000 shares of common stock at $.12 per share to a single individual. This issuance was considered exempt by reason of Section 4(2) of the Securities Act of 1933.


During the next 12 months, Management has identified specific financial demands and commitments, as well as broad financial requirements, as follows:

Final testing costs for software technologies:                $ 20,000

Marketing Plan Development and Implementation;                $ 90,000
          Mark Weiner Design:

Advances on Royalty Payments:                                 $ 50,000

Working Capital:                                              $ 75,000(1)

General and Administrative:                                   $180,000
                                                              --------

Total                                                         $415,000


     (1) Amount listed under Working Capital has not yet been specifically allocated.



Our commitments to our licensors, Divine Logic, ONSLR e2001 an Clark University, are all current. The sale of products using the licensed software technology (and later, battery technology) will trigger payments to our licensors. We do not anticipate that problems will arise with respect to our making such payments, as they will be paid directly out of revenues generated from sales. If required payments are not made for any unforeseen reason, however, our license agreement(s) involved may be considered in default. The Company raised $120,000 in a private placement from a single investor in April of 2001. The proceeds from that sale are being applied towards the Company's financial needs, as outlined above. Until such time that we are generating revenues sufficient to cover these expenses, Mr. Szymanski has made assurances to the Company that he will make up the difference personally.


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

In 1953, Mr. Douglas received a Bachelor of Science in Accounting from Arizona State University.

James R. Schuler has served as a Director of our Company since August 4, 1998. Presently, Mr. Schuler is the President and CEO of Trans United Partners, Inc. of Pacifica, California, having been with that company since 1998. Also since
1998 through the present, Mr. Schuler is CEO to S-Cube Investments, LLC, where he has been forming a technology cooperative among new technology companies. Previously, Mr. Schuler co-founded a research and development company in 1994 called Add-Vision, Inc., which produced a new illumination technology made up of a revolutionary thin, flat, programmable display product with multiple uses (called Intelligent Illumination). He remained with Add-Vision until 1998. Prior to that, Mr. Schuler served as President and CEO to a transportation relocation company called Relocation Controls Corporation, and to a petroleum refining administrative company that he founded called Transatlantic Petroleum.

Mr. Schuler received a Bachelor of Science Degree in Finance and Business Administration from the University of North Carolina.

Nicholas Mascia is our Vice President of Software Development and Sales, serving in that capacity since April of 2001. He also continues to hold the position of National Sales Manager of Vertima Virtual Software, Inc., a software start-up company of which he co-founded in 1995. His professional sale experience spans over 18 years, and covers the fields of PC Hardware, Application Software and 3d Design. He received his initial technical sales training at IBM Corp. in Orlando, Florida where he achieved 100% plus quota for three consecutive years. Ad Calcomp, Inc., Mr. Mascia exceeded 100% of that company's sales quota for 9 out of 10 years. He was named salesman of the year at Paradyme Corp. for generating $2.9 million in revenue.

Mr. Mascia received a Bachelor of Mechanical Engineering from City College of New York, and has completed 3/4 of his M.A in Business/Education at Rollins College in Winter Park, Florida.

Significant Consultant

Dr. Robert Murphy is our consulting Vice President of Research and Development, having served as such since May of 1998. He has twenty years of experience in studies of chemical thermodynamics, surface chemistry, electrochemical processes in molten sales, solid electrolyte systems and high energy density battery systems. He is the founder and owner of Advanced Battery Group in Lancaster, New York where he performs research, development and engineering studies for agencies of the U.S. Government, U.S. Military and defense contractors. Dr. Murphy started that company in 1983. His prior experience in the battery research and development field is extensive, beginning in 1974 with the Rensselaer Polytechnical Institute. He holds several U.S. Patents and has had more that 25 of his studies and papers published in various science and technical journals and publications.

Dr. Murphy holds a Bachelor of Science in Chemistry from the University of Maine; a Master of Science in Physical Chemistry from the University of Vermont; and a Ph.D. in Physical Chemistry from the University of Vermont.

Advisory Board of Directors. We are forming Advisory Board of Directors of individuals with expertise in software, marketing and battery technology. Our first member, Lawrence C. Oakley, was asked to join our Advisory Board, and over the next 12 months, we plan to have our Board of Directors make additional appointments to the Advisory Board. During the first quarter of 2002, we hope to have an Advisory Board of at least four members. We intend to cover the expenses associated with attending meetings, and will compensate the Advisory Board with a small amount of the Company's Common Stock (the amount to be later determined) to be issued after each full year of service.

Lawrence C. Oakley: Mr. Oakley ("Larry") is CEO and editor of WallStreetCorner.com, Inc., which publishes www.WallStreetCorner.com and Conservative Speculator. He has been editor of Conservative Speculator for the past 16 years. Larry has been a featured speaker at over 60 international investment conferences. Before creating Conservative Speculator, he and his wife Roseanne wrote two computer and seven investment newsletters for various publishers. Larry's early background includes several years as president of a successful electronic test equipment manufacturer whose IPO he personally underwrote; marketing director of a NYSE company; and marketing manager of the electronic component manufacturing division of a Fortune 500 company.

Mr. Oakley holds a Bachelor of Mechanical Engineering from George Washington University, and a Bachelor of Science in Business Management and Accounting from College of the City of New York, where he graduated first in his class.




ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 12 2001, we filed a current report on Form 8-K to disclose our change in accountants. Want & Ender CPA, PC, audited our financial statements for the past seven fiscal years, including years ended December 31, 1993 through December 31, 2000 inclusive. On June 12,2001, by action of the Board of Directors, we terminated our auditor-client relationship with that firm. The report of Want & Ender CPA, PC on the financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between the Company and Want & Ender CPA, PC with respect to any matter of accounting principals or audit scope. In June of 2001, the Board of Directors appointed Malone & Bailey, PLLC, and, by action of the Board, that firm was engaged on June 12, 2001. Prior to its engagement, Malone & Bailey, PLLC was not consulted by the Company with respect to any matter.

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



COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Not  applicable  for the period covered by this annual report (fiscal year ended
2000).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Since his association with the Company in 1993, Mr. Szymanski has provided substantially all of the funding which the Company has received. From 1993 to June 30, 2000, Mr. Szymanski has advanced a total of $1,080,712 to the Company. In addition, Mr. Szymanski has served as Chairman of the Board, Vice President or President, and as the primary employee during that same period without compensation. In 1996, in an effort to recognize Mr. Szymanski's contributions, the Board of Directors authorized the issuance of 6,000,000 shares of a series of Convertible Preferred Stock which was designated for that purpose. This issuance was based upon a then recent Amendment to the Certificate of Incorporation which had authorized 10,000,000 shares of undesignated Preferred Stock having a par value of $.001 per share. In reliance upon that issuance, the advances made by Mr. Szymanski prior to that date were booked as "Additional Paid In Capital". Furthermore, Mr. Szymanski continued to make all necessary cash advances and in reliance upon the issuance of the Convertible Preferred Stock those were also booked as "Additional Paid In Capital". In essence, Mr. Szymanski's advances were treated as capital contributions. During the second quarter of 2000, questions were raised about the validity of the 1996 Amendment to the Certificate of Incorporation since the proxies used for the required vote of the stockholders had been solicited without the use of a definitive Proxy Statement filed in accordance with the Proxy Rules of the Securities and Exchange Commission. To resolve the problem, the Board and Mr. Szymanski rescinded the issuance with respect to the 5,000,000 shares of Convertible Preferred Stock still held by his trust, issued him a Promissory Note for the $1,080,712 in advances, and agreed to develop an alternative plan to recognize his advances and convert the Promissory Note back to equity. The Board has approved the issuance of the Promissory Note and subsequent conversion of that Note to equity. Even though only 5,000,000 of the 6,000,000 shares of Convertible Preferred Stock were canceled, the Board elected to issue the Promissory Note for the full amount advanced. The other 1,000,000 shares of Convertible Preferred had already been converted. The Board has decided that with respect to those 1,000,000 shares, they were issued to Mr. Szymanski as "founder's shares," independent of the shares issued in exchange for his rescission of the 5,000,000 shares of preferred.

The  Promissory  Note bore no interest  through  December 31, 2000 (the Maturity
Date), but provided that if not paid in full or before that the Maturity Date, interest would be retroactively applicable for the period from the date of the Note, August 14, 2000, through the Maturity Date at a rate of 10% per annum, simple interest, and after the passage of the Maturity Date, the Company (or Borrower) would be considered in default. Unpaid principal and unpaid interest thereon would be retroactively calculated bearing an interest rate of 18% per annum until paid. The Board approved Mr. Szymanski's conversion of the Note to equity, and issued him 11,937,311 shares of our Common Stock in February of 2001.

We filed a Proxy Statement with the SEC in September of 2000 to disclose what we believed to be a possible violation of Section 14, and to disclose other matters. Specifically, a Certificate of Amendment was approved by the Board to increase the Company's capital structure, and an amendment to our Certificate of Incorporation was subsequently filed with the Delaware Secretary of State. Shares of stock were issued, and we became concerned after a consultation with a securities lawyer that there may have been a problem with the shares that were issued since the Certificate of Amendment was not presented to our shareholders in accordance with the Section 14 Proxy Regulations. We filed a preliminary proxy statement in an effort to remedy our perceived deficiency or violation.
After responding to comments from the Commission on that Statement, and conducting research with regard to the applications of Section 15(d) of the Securities Exchange Act of 1934 to companies such as ReDOX that are reporting solely because their Registration Statements were declared effective under the Securities Act of 1933, we concluded, that there was no violation since the Company was not subject to Section 14 Proxy Regulation. We have since communicated the amendment and other matters with our shareholders in accordance with Delaware Corporation Law.

Our Board of Directors approved an issuance to Mr. Szymanski of 11,937,311 shares of Common Stock in conversion of the Promissory Note. The number of shares was arrived at by taking the advances made to 1996 and dividing that total by one-half of the then market price per share (which amounted to 0.045) and by taking the further advances to June 30, 2000 and dividing that total by $.20 per share, which was more or less the average bid and ask price during the period of those advances. The issuances amounts were calculated as follows:

                  Advances         Conversion         Shares
                                      Rate

         $379,379 to 6/30/96        $0.045             8,430,644

         $701,333 to 6/30/00        $0.20              3,506,667

The calculation employed by the Board to arrive at that number of shares was considered to be a fair method of calculation. The shares issued to Mr. Szymanski were restricted, and he and the Board felt that as such, the stock should have a reduced value.

Prior to the issuance of the Promissory Note, and subsequent conversion thereof, Mr. Szymanski had no formal loan documents with the Company, and therefore, there were no repayment terms.

In February 2001, we issued to Mr. Szymanski, 11,937,311 shares of Common Stock in exchange for the promissory note dated August 2000 in the amount of $1,080,712.

ITEM 13.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of June 20, 2001, information regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On June 20, 2001 there were 50,953,439 shares issued and outstanding of record.


Name and Address of                 Number of             Percent
Beneficial Owner                    Common Shares         As of 6/20/01(1)
-------------------             ---------------           ---------------

Richard Alan Szymanski            14,641,400(2)           28.73%
Trust #1
15 White Oak Manor
Conroe, Texas 77304

Clifton D. Douglas                   500,000(3)            0.98%
14674 F. Perthshire
Houston, Texas 77079

James R. Schuler                         -0-                 -0-
1141 Harbor Bay Parkway
Alameda, CA 94502


All officers and
directors as a group(3)           15,141,000              29.71%

----------------------
(1) Based on 50,953,439 shares of Common Stock issued and outstanding as of 6/20/01.

(2) These shares were placed in a trust, The Richard Alan Szymanski Trust #1, for the benefit of Patricia Szymanski, Wendy Szymanski, Jonathan Szymanski and Holly Szymanski.

(3) These shares have been transferred by Mr. Douglas to his wife. Mr. Douglas may have a beneficial interest in these shares.



Name and Address of              Number of             Percent
Beneficial Owner                 Preferred Shares      As of 6/20/01(1)
---------------                  (2001 Series )       -------------------
                                 ---------------

Richard Alan Szymanski              -0-                      -0-
Trust #1
15 White Oak Manor
Conroe, Texas 77304

Clifton D. Douglas                  -0-                      -0-
14674 F. Perthshire
Houston, Texas 77079


James R. Schuler                    -0-                      -0-
1141 Harbor Bay Parkway
Alameda, CA 94502


All officers and
directors as a group(3)             -0-                      -0-

----------------------

     (1) Based on 0 shares of the 2001 Series of Convertible Preferred Stock after the rescission of Richard Szymanski of 5,000,000 shares.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

3.1         Certificate of Incorporation, filed April 25, 1988

3.2*        By-laws

3.3         Certificate of Amendment, filed June 7, 1993

3.4**       By-laws of June 1993

3.5         Certificate of Amendment, filed July 5, 1994

3.6         Certificate of Amendment, filed September 12, 1996

3.7         Certificate of Amendment, filed February 19, 2001

4.1**       Designation of Convertible Preferred Stock

10.1**      License Agreement with Clark University

10.2**      Indemnification Agreement with Richard A. Szymanski

10.3**      Indemnification Agreement with Clifton D. Douglas

10.4**      Indemnification with James R. Schuler

10.5***     License Agreement with Onsler e2000

10.5***     License Agreement with Divine Logic

10.6        Promissory Note with Richard Szymanski

10.7        Letter Agreement with eTesting Labs


* Previously filed in our 1996 10-K.
** Previously filed in our 1999 10-K, amendment number 2.
*** Previously filed in our 2000 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDOX TECHNOLOGY CORPORATION

By: /s/ Richard A. Szymanski
   -------------------------------------------
   Richard A. Szymanski, President
   Date: July 30,2001

By: /s/ Clifton D. Douglas
   -----------------------------
   Clifton D. Douglas, CFO
   Date: July 30, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.

   /s/ Clifton D. Douglas
   -----------------------------
   Clifton D. Douglas, Director
   Date:  July 30, 2001

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        As of December 31, 2000 and 1999
                                   (Restated)

                                                                              2000                      1999
                                                                            -----------                -----------
         ASSETS

Cash                                                                        $       633                $     3,233
Property and equipment, net                                                      17,650                     15,802
Other assets                                                                      1,159                      1,159
                                                                            -----------                -----------
         Total Assets                                                       $    19,442                $    20,194
                                                                            ===========                ===========
         LIABILITIES

Accounts payable                                                            $    30,011                $    16,280
Note payable to founder                                                       1,080,712
                                                                            -----------                -----------
         Total Liabilities                                                    1,110,723                     16,280
                                                                            -----------                -----------


         STOCKHOLDERS' EQUITY (DEFICIT)

Convertible Preferred stock, $.001 par, 10,000,000
         shares authorized, 0 and 0 shares
         outstanding, respectively
Common stock, $.00005 par, 100,000,000 shares
         authorized, 50,950,000 and 50,700,000
         shares outstanding respectively                                          2,547                      2,535
Additional paid in capital                                                    1,342,156                  2,047,535
Deficit accumulated during the development stage                             (2,435,984)                (2,046,156)
                                                                            -----------                -----------
         Total Stockholders' Equity (Deficit)                                (1,091,281)                     3,914
                                                                            -----------                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
         (DEFICIT)                                                          $    19,442                $    20,194
                                                                            ===========                ===========



                                 See accompanying summary of accounting principles
                                        and notes to financial statements.






                                           REDOX TECHNOLOGY CORPORATION
                                           (A Development Stage Company)
                                              STATEMENTS OF EXPENSES
                            For the Years Ended December 31, 2000, 1999, and 1998, and
                        the Period from April 9, 1993 (Inception) Through December 31, 2000
                                                    (Restated)

                                                                                                      Inception
                                                                                                       Through
                                                                                                      Dec. 31,
                                                  2000              1999             1998               2000
                                                  ---------        ---------         ---------         -----------
General & administrative
      -  paid in cash                             $ 223,204        $ 319,737         $ 160,764         $ 1,166,626
      -  paid in stock                              125,000                                              1,193,950
Interest                                             36,024                                                 36,024
Depreciation                                          5,600            4,551             8,115              39,384
                                                  ---------        ---------         ---------         -----------
Net loss                                          $(389,828)       $(324,288)        $(168,879)        $(2,435,984)
                                                  =========        =========         =========         ===========

Net loss per common share                            $(.008)          $(.006)           $(.004)
Weighted average common shares
         outstanding                             50,950,000       50,700,000        46,950,000



                                 See accompanying summary of accounting principles
                                        and notes to financial statements.





                                           REDOX TECHNOLOGY CORPORATION
                                           (A Development Stage Company)
                              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      For the Period from April 9, 1993 (Inception) Through December 31, 2000
                                                    (Restated)


                                                         Preferred Stock                     Common Stock
                                                       Shares              $              Shares             $
                                                      ----------         -------         -----------        ------
Shares issued
-        to founder for patent                                                            15,000,000        $1,500
-        for acquisition of DCUSA                                                          3,000,000           300
 Reverse 1 for 10 stock split                                                            (16,200,000)
 Options issued to 5 directors
     for services rendered
 Options exercised by 5 directors                                                            300,000           300
 Forward 20 for 1 split                                                                   39,900,000
 Additional shares issued due
     to error in original split                                                            2,100,000           105
 Cash contributed by founder
 Options issued to an officer
     for services
 Options exercised by an officer                                                           1,000,000            50
 Shares issued for services                            1,000,000          $1,000             600,000            30
 Accumulated deficit
                                                      ----------         -------         -----------        ------
 Balance at December 31, 1997                          1,000,000           1,000          45,700,000         2,285

 Cash contributed by founder
 Conversion of preferred stock to
     common stock                                     (1,000,000)         (1,000)          5,000,000           250
 Net loss
                                                      ----------         -------         -----------        ------
 Balance at December 31, 1998                                  0               0          50,700,000         2,535

 Cash contributed by founder
 Net loss
                                                      ----------         -------         -----------        ------
 Balance at December 31, 1999                                  0               0          50,700,000         2,535

 Shares issued for
-        settlement of lawsuit                                                               250,000            12
 Reclassify additional paid in capital
     to note payable to founder, net
 Net loss
                                                      ----------         -------         -----------        ------
 Balances at December 31, 2000                                 0         $     0          50,950,000        $2,547
                                                      ==========         =======         ===========        ======


                                 See accompanying summary of accounting principles
                                        and notes to financial statements.






                                           REDOX TECHNOLOGY CORPORATION
                                           (A Development Stage Company)
                              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      For the Period from April 9, 1993 (Inception) Through December 31, 2000
                                                    (Restated)

                                                              Additional
                                                                Paid in          Accumulated
                                                                Capital            Deficit             Totals
                                                                 ----------        -----------         -----------
Shares issued
-        to founder for patent                                                                         $     1,500
-        for acquisition of DCUSA                                $ (    300)                                     0
 Reverse 1 for 10 stock split
 Options issued to 5 directors
     for services rendered                                           14,700                                 14,700
 Options exercised by 5 directors                                                                              300
 Forward 20 for 1 split
 Additional shares issued due
     to error in original split                                    (    105)                                     0
 Cash contributed by founder                                        489,472                                489,472
 Options issued to an officer
     for services                                                   129,950                                129,950
 Options exercised by an officer                                                                                50
 Shares issued for services                                         923,270                                924,300
 Accumulated deficit                                                               $(1,552,989)         (1,552,989)
                                                                 ----------        -----------         -----------
 Balance at December 31, 1997                                     1,556,987         (1,552,989)              7,283

 Cash contributed by founder                                        173,662                                173,662
 Conversion of preferred stock to
     common stock                                                       750
 Net loss                                                                           (  168,879)         (  168,879)
                                                                 ----------        -----------         -----------
 Balance at December 31, 1998                                     1,731,399         (1,721,868)             12,066

 Cash contributed by founder                                        316,136                                316,136
 Net loss                                                                           (  324,288)         (  324,288)
                                                                 ----------        -----------         -----------
 Balance at December 31, 1999                                     2,047,535         (2,046,156)              3,914

 Shares issued for
-        settlement of lawsuit                                      124,988                                125,000
 Reclassify additional paid in capital
     to note payable to founder, net                               (830,367)                            (  830,367)
 Net loss                                                                           (  389,828)         (  389,828)
                                                                 ----------        -----------         -----------
 Balances at December 31, 2000                                   $1,342,156        $(2,435,984)        $(1,091,281)
                                                                 ==========        ===========         ===========


                                 See accompanying summary of accounting principles
                                        and notes to financial statements.





                                           REDOX TECHNOLOGY CORPORATION
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                            For the Years Ended December 31, 2000, 1999, and 1998, and
                        the Period from April 9, 1993 (Inception) Through December 31, 2000
                                                    (Restated)

                                                                                                      Inception
                                                                                                       Through
                                                                                                      Dec. 31,
                                                2000             1999               1998                2000
                                               ---------         ---------          ---------          -----------
CASH FLOWS FROM OPERATING
    ACTIVITIES
Accumulated deficit during the
    development stage                          $(389,828)        $(324,288)         $(168,879)         $(2,435,984)
Adjustments to reconcile
    deficit to cash used by
    operating activities:
Stock issued for lawsuit                         125,000                                                   125,000
Stock issued for patent                                                                                      1,500
Stock issued for services                                                                                1,068,950
Depreciation                                       5,600             4,551              8,115               39,384
Increase in deposits                                                                                    (    1,159)
Increase in accounts payable                      13,731             9,459              5,123               30,011
                                               ---------         ---------          ---------          -----------
NET CASH USED IN OPERATING
    ACTIVITIES                                  (245,497)         (310,278)          (155,641)          (1,172,298)
                                               ---------         ---------          ---------          -----------
CASH FLOWS FROM INVESTING
    ACTIVITIES
Purchase of fixed assets                        (  7,448)         (  2,811)          ( 18,077)          (   57,034)
                                               ---------         ---------          ---------          -----------
CASH FLOWS FROM FINANCING
    ACTIVITIES
Sales of common stock for cash                                                                                 350
Contributions to capital
    by founder                                   250,345           316,136            173,662            1,229,615
                                               ---------         ---------          ---------          -----------
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                         250,345           316,136            173,662            1,229,965
                                               ---------         ---------          ---------          -----------
NET INCREASE (DECREASE)
    IN CASH                                     (  2,600)            3,047            (    56)                 633
CASH AT BEGINNING OF PERIOD                        3,233               186                242                    0
                                               ---------         ---------          ---------          -----------
CASH AT END OF PERIOD                          $     633         $   3,233          $     186          $       633
                                               =========         =========          =========          ===========

SUPPLEMENTAL DISCLOSURES
Paid in capital converted
    into note to founder                      $1,080,712                                                $1,080,712
Patent for common stock                                                                                      1,500




                                 See accompanying summary of accounting principles
                                        and notes to financial statements.


                                                     F-5

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Restated)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. On April 15, 1988 Family Health Systems, Inc. formed DCUSA Corporation as a wholly owned subsidiary, receiving 3,000,000 shares of DCUSA. DCUSA was incorporated in Delaware on April 25, 1988.

On April 9, 1993, DCUSA was acquired through a reverse acquisition by Richard Szymanski, a sole proprietor, and on June 1, 1993 the name was changed to Redox Technology Corporation.

In the acquisition, Mr. Szymanski received 83%, or 15,000,000 shares of DCUSA in exchange for a pending patent application for an Emergency Reserve Battery.

Restatements of 1998, 1999, and 2000 were made. See Note 9 for details.

Estimates and assumptions that affect amounts reported are used by management to prepare these financial statements and accompanying footnotes in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Depreciation is currently being provided on the property and equipment used by the Company using the straight line method over an estimated useful life of five years for all computers, equipment, and furniture. Assets purchased in 1994 from the founder were recorded at the founder's original cost less an appropriate reserve for accumulated depreciation. The assets have no remaining book value at December 21, 2000.

Income taxes. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per common share is calculated by dividing the net loss by the weighted average shares outstanding. There are no dilutive securities.

Stock options and warrants. The Company accounts for stock options and warrants issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

NOTE 2 NOTE PAYABLE TO FOUNDER

Mr. Szymanski has advanced the Company $1,229,615 from inception through December 31, 2000. In prior years, the Company recorded these advances as contributions to capital. In August 2000, the Company issued a promissory note in the amount of $1,080,712 to Mr. Szymanski, bearing interest at 10% and due December 31, 2000. After December 31, 2000, the principal and accrued interest will bear interest at 18% until paid. The balance of $148,903 is still carried as a contribution to capital from Mr. Szymanski.


NOTE 3 INCOME TAXES

Deferred tax assets                                                  $ 375,329
Less: valuation allowance                                             (375,329)
                                                                     ---------
Net deferred taxes                                                   $       0
                                                                     =========

The company has net operating losses of $411,939 at December 31, 1997 which can be carried forward 15 years and net operating losses of $138,879, $324,288 and $228,804 at December 31, 1998, 1999 and 2000 respectively which each can be carried forward 20 years.


NOTE 4 CAPITAL

COMMON STOCK

The Company is authorized to issue up to 100,000,000 shares of its $.00005 par value common stock. The holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors from time to time out of legally available funds, only after all dividends declared and due to preferred shareholders have been paid. The holders of common stock are entitled to one vote for each share on all matters submitted to a vote of stockholders Upon liquidation or dissolution of the Company, the holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution, after payment of all debts and other liabilities and subject to the priority rights of any holders of preferred stock then outstanding.

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of its $.001 par value preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors, and may include voting rights, preferences as to dividends and liquidation, limitations and relative rights provisions.

NOTE 5 STOCK ISSUED FOR SERVICES

At inception, the Company issued 15,000,000 shares of common stock to the founder in exchange for a pending patent. The shares were valued at par because all costs incurred by the founder were previously expensed as research and development. The total value of the issuance was $1,500. In connection with the reverse acquisition, the Company issued 3,000,000 shares to the former shareholders of DCUSA at par for a total value of $300. The Company has not incurred any research and development expenses since that time.

On July 20, 1993, the Company issued 300,000 options to purchase the Company's common stock to 5 directors for services performed at an exercise price of par or $.00005 per share. The options were immediately exercised upon grant and recorded at fair value of $.05 per share or $15,000.

On July 6, 1995 the Company issued 300,000 shares to First London for consulting services. The shares were valued at fair value of $.05 per share or $15,000.

On July 1, 1996 the Company issued 1,000,000 options to purchase the Company's common stock to an officer for an exercise price of par or $.00005 per share. The options were immediately exercised upon grant and recorded at fair value of $.13 per share or $130,000. On August 8, 1996, the Company issued 1,000,000 shares of the Company's preferred stock to the founder for past services. The preferred stock was convertible to common stock on a 5 for 1 ratio. The issuance was recorded at fair value of $.09 per share or $450,000.

On September 26, 1997, the Company issued 300,000 shares to a consultant for services performed. The shares were valued at fair value of $1.53 per share or $459,300.

In January 2000, the Company issued 250,000 shares of its common stock to two former consultants to settle a lawsuit. The Company recorded a settlement expense of $125,000 based on the fair value of the common shares.


NOTE 6 CONVERSION AND CANCELLATION OF PREFERRED STOCK

In September 1998, the founder converted 1,000,000 shares of convertible preferred stock into 5,000,000 shares of the company's common stock.


NOTE 7 SUBSEQUENT EVENT

In February 2001, the Company issued the founder 11,937,311 shares of common stock in exchange for the promissory note dated August 2000 in the amount of $1,080,712, and the accrued interest.

In April 2001, the Company raised $120,000 through a private placement by selling 1,000,000 shares of common stock at $.12 per share to a single individual.


NOTE 8 OFFICE LEASE

The   Company's   office  lease   expired   March  31,  2001  and  is  currently
month-to-month at $1,985 per month. The Company incurred rent expense of $23,820, $23,820 and $20,896 in 2000, 1999 and 1998 respectively.


NOTE 9 OFFICER COMPENSATION

There are two officers, each of whom work full time. Neither has been compensated for their time.

NOTE 10 CONTRACTS AND AGREEMENTS

On September 17, 1998, the Company entered into a license agreement with Clark University ("Clark") for the use of two patents owned by Clark. The agreement required an up front payment of $30,000 to Clark and a minimum annual payment of $35,000 to be paid to Clark as well as 5% of the gross sales of the licensed products and 20% of any payments the Company received while sub-licensing the two patents. All amounts due have been expensed.

On August 28, 2000, the Company entered a license agreement with Divine Software Developing Center for use of the Divine Logic Software. The Company will be required to pay a royalty of 27.5% of the gross revenues from all sales of the software.

On May 4, 2001 the Company entered into a license agreement effective December 12, 2000, with ONSLR for exclusive use of the ONSLR software. The Company paid $25,000 as an advance payment against any future royalties. The Company is not required to make any future payments until the royalties owed to ONSLR exceed the $25,000.


NOTE 11 RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

Restatements of 1998, 1999, and 2000 were made to (a) eliminate intangible assets inappropriately capitalized in earlier years, and (b) value shares and share options at fair value on each date of issuance in prior years. These restatements were made from inception. All prior periods have been adjusted as follows:

                                                                                    Paid in          Accumulated
                                                                        Par         Capital            Deficit
                                                                       ------        ----------        -----------
Balance at 12/31/00 as previously stated                               $2,480        $  148,903        $(1,135,530)
Write off of intangibles                                                                (50,000)        (   51,750)
Re-value stock and options issued for services                                        1,123,640         (1,123,640)
Correct depreciation expense                                                            ( 5,400)             2,974
Adjustment for unrecorded liabilities                                                                   (    5,556)
Record the conversion of preferred stock
    to common stock                                                      (750)              750
Re-value stock issued for settlement of
    lawsuit                                                                12           124,988         (  125,000)
Record interest expense previously
    unrecorded                                                                           36,024         (   36,024)
Record purchase of equipment                                                              2,598
Adjustment for number of shares outstanding                               805
Adjustment to loans from founder                                                        (39,347)            38,542
                                                                       ------        ----------        -----------
Restated balances at 12/31/00                                          $2,547        $1,342,156        $(2,435,984)
                                                                       ======        ==========        ===========





NOTE 12 QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended December 31, 2000 and 1999 follows:



                                                                            Three Months Ended
                                                            Mar. 31        June 30       Sept. 30        Dec. 31
                                                              -------        -------      --------        --------
December 31 2000:
    General & administrative
       expenses                                               $36,722        $67,678      $108,481        $135,323
    Depreciation                                                1,800          1,500         1,500             800
    Net loss                                                  (38,522)       (69,178)     (109,981)       (172,147)
    Net loss per common share                                 (  .001)       (  .001)     (   .002)       (   .003)

                                                                            Three Months Ended
                                                            Mar. 31        June 30       Sept. 30        Dec. 31
                                                              -------        -------      --------        --------
December 31, 1999:
    General & administrative
       Expenses                                               $74,655        $89,384      $ 50,192        $105,506
    Depreciation                                                1,800          1,800         1,800        (    849)
    Net loss                                                  (76,455)       (91,184)     ( 51,992)       (104,657)
    Net loss per common share                                 (  .002)       (  .002)     (   .001)       (   .002)

Fourth quarter 2000 contains the following non-recurring adjustments: $125,000 in stock issued in the first quarter for settlement of a lawsuit was not recorded.

                                            INDEPENDENT AUDITORS REPORT


To the Board of Directors
   Redox Technology Corporation
   (A Development Stage Company)
   Houston, Texas

We have audited the accompanying balance sheets of Redox Technology Corporation, as of December 31, 2000 and 1999, and the related statements of expenses, stockholders equity (deficit), and cash flows for each of the three years ended December 31, 2000 and the period from April 9, 1993 (Inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redox Technology Corporation, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ended December 31, 2000 and the period from April 9, 1993 (Inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States.


MALONE & BAILEY, PLLC
Houston, Texas

June 13, 2001