Form 10-Q
period 2001-09-30
REDOX TECHNOLOGY CORP
filed 2001-12-12
CIK 833083

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2001

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


         CLASS                                NUMBER OF SHARES OUTSTANDING
                                                  ON: December 10, 2001
   Common Stock
   Par value $0.00005 per share                         65,865,780

                                    PART I
ITEM 1. FINANCIAL INFORMATION

                         REDOX TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                                BALANCE SHEETS
                 As of September 30, 2001 and December 31, 2000



                                                 (Unaudited)      (Restated)
                                                     2001             2000
                                                 -----------      -----------
     ASSETS

Cash                                             $       765      $       633
Property and equipment, net                           21,218           17,650
Other assets                                           1,159            1,159
                                                 -----------      -----------
     Total Assets                                $    23,142      $    19,442
                                                 ===========      ===========
     LIABILITIES

Accounts payable                                 $    39,929      $    30,011
Note payable to founder                                             1,080,712
                                                 -----------      -----------
     Total Liabilities                                39,929        1,110,723
                                                 -----------      -----------
     STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
     authorized, 0 and 0 shares outstanding
Common stock, $.00005 par, 100,000,000 shares
     authorized, 67,189,399 and 50,950,000
     shares outstanding respectively                   3,359            2,547
Additional paid in capital                         3,517,008        1,342,156
Deficit accumulated during the development stage  (3,537,154)      (2,435,984)
                                                 -----------      -----------
     Total Stockholders' Deficit                  (   16,787)      (1,091,281)
                                                 -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $    23,142      $    19,442
                                                 ===========      ===========

                         REDOX TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF EXPENSES
 For the Three Months and Nine Months ended September 30, 2001, and 2000, and the Period from April 9, 1993 (Inception) Through September 30, 2001
          (Year 2000 periods and period from inception are restated)
                                 (Unaudited)

                                                                                 Inception
                              3 Months Ended              9 Months Ended          Through
                               September 30,               September 30,         Sept. 30,
                             2001         2000          2001          2000          2001
                          ---------    ---------    -----------    ---------    -----------
General & administrative
     - paid in cash       $  35,015    $ 104,116    $   198,384    $ 337,961    $ 1,365,010
     - paid in stock        825,522                     825,522                   2,019,472
Research & development       18,139                      55,882                      55,882
Interest expense           (      6)                     16,102                      52,126
Depreciation                  1,729        1,539          5,280        3,998         44,664
                          ---------    ---------    -----------    ---------    -----------
Net loss                  $(880,399)   $(105,655)   $(1,101,170)   $(341,959)   $(3,537,154)
                          =========    =========    ===========    =========    ===========

Net loss per
     common share         $    (.01)   $    (.00)   $      (.02)   $    (.01)
Weighted average
     common shares
     outstanding         66,639,051   50,825,000     62,370,561   50,887,500


                         REDOX TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 2001, and 2000, and
     the Period from April 9, 1993 (Inception) Through September 30, 2001
                                 (Unaudited)


                                                                       (Restated)
                                                                        Inception
                                                                         Through
                                                         (Restated)     Sept. 30,
                                             2001           2000           2001
                                         -----------     ---------     -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES
Accumulated deficit during the
   development stage                     $(1,101,170)    $(341,959)    $(3,537,154)
Adjustments to reconcile
   deficit to cash used by
   operating activities:
Stock issued for lawsuit settlement                        125,000         125,000
Stock issued for patent                                                      1,500
Stock issued for services                    825,522                     1,894,472
Depreciation                                   5,280         3,998          44,664
Increase in deposits                                                    (    1,159)
Increase in accounts payable                   9,918         5,734          39,929
                                         -----------     ---------     -----------
NET CASH USED BY OPERATING
   ACTIVITIES                             (  260,450)     (207,227)     (1,432,748)
                                         -----------     ---------     -----------
CASH FLOWS FROM INVESTING
   ACTIVITIES
Purchase of fixed assets                  (    8,848)     (  4,850)     (   65,882)
                                         -----------     ---------     -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES
Sales of common stock for cash               120,000                       120,350
Contributions to capital
   by founder                                149,430       209,386       1,379,045
                                         -----------     ---------     -----------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                      269,430       209,386       1,499,395
                                         -----------     ---------     -----------
NET INCREASE (DECREASE)
   IN CASH                                       132      (  2,691)            765
CASH AT BEGINNING OF PERIOD                      633         3,233               0
                                         -----------     ---------     -----------
CASH AT END OF PERIOD                    $       765     $     542     $       765
                                         ===========     =========     ===========

                         REDOX TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Redox Technology Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the years ended December 31, 2000, 1999, and 1998, as reported in the 10-K, have been omitted.


NOTE 2 - RESTATEMENTS

In connection with the restatement the audited statements as of December 31, 2000 in mid-2001, the year 2000 interim periods and the period from inception to date were also restated. These revised amounts are presented in this current interim statement.


NOTE 3 - COMMON STOCK

On July 18, 2001, the Company issued 3,302,088 shares to two Officers and one Director at the then market value of $.25 per share as compensation for services rendered. The total value of $825,522 was charged against general & administrative expense.

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

Management expects that the technologies will start generating revenues in the first quarter of 2002.

Liquidity and Capital Resources:

On July 18, 2001, we issued 3,302,088 shares to two Officers and one Director at $0.25 per share, which was the fair market value at that time. The issuance is considered exempt by reason of Section 4 (2) of the Securities Act of 1933.

Operating Data:

There was no revenue from sales and ancillary income for the quarters ended September 30, 2000 and September 30, 2001.

Operating expenses were $104,116 for the third quarter of 2000 and were $35,015 for the third quarter of 2001.



                                  PART II

                             OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (S 229.30 of this chapter)

None.

                                ITEMS REPORTED

ITEM 1. ACQUISITION/DISPOSITION OF ASSETS

None

ITEM 2. APPOINTMENT OF RECEIVER

None

ITEM 3. REGISTRANT/DISMISSAL OF CPA

None.

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

                         REDOX TECHNOLOGY CORPORATION
                                 (Registrant)



DATE:    12/10/01                           /s/ Richard A. Szymanski
                                            ------------------------
Richard A. Szymanski                        President/CEO/Director