Form 10-K
period 2001-12-31
REDOX TECHNOLOGY CORP
filed 2002-05-01
CIK 833083

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY

                              EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001

                       Commission file Number 33-22142

                         REDOX TECHNOLOGY CORPORATION
     --------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked price of the stock on December 31, 2001 was $4,849,931.00

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

         CLASS                   NUMBER OF SHARES OUTSTANDING ON:
         -----                   --------------------------------
       Common Stock                        April 20,2002
                                         -----------------
       par value $0.00005                    59,395,945

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

Business History

From 1993 until approximately 1996, we were engaged in developing the "Emergency Reserve Battery." The product was, essentially, a single-use battery which would be attached to a car battery as a reserve unit. In the event that the regular battery was fully discharged and unable to start the car, the driver would activate the reserve battery, releasing the electrolyte and charging instantly the reserve battery that would then be used to start the car. The Company built prototypes, attempted to market it to many battery manufacturers, and attempted to secure financing to support manufacture of the product. However, during the same period there were significant changes in battery technology, especially the chemistry including new electro-chemical engineering and processes (such as lithium metal batteries) which offered higher energy densities (storage capacity) than the Company's product. As a result, the Company became engaged in substantial research and development efforts in a search for greater energy density and more flexibility, and the product was never produced and sold.

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

We hope to generate sufficient revenues from our software technologies to fulfill our business objectives, including the completion of our research and testing necessary for our battery technology. It is our belief that that the final development and marketing of our battery technology will be delayed until the second quarter of 2002.

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

Divine Logic 2000 consists of two parts: Divine Logic and Program Immune Virus. Divine Logic detects the pirated software, and Program Immune Virus eliminates or destroys it. The developer, Shaju Chacko, has indicated that the program cannot be detected or debugged using any assembly language. The development of Divine Logic 2000 has been completed and was delivered for benchmark testing to an independent, reputable third party- eTesting Laboratories. Final testing is being conducted on this software, and Management believes that the product will be ready to market as early as the third quarter of 2002.

ONSLR e2001 is a computer software product that was developed for use in various computer systems. Its purpose is to provide: significant processor speed acceleration, significant graphics display acceleration, significant drive compression and convenient keyboard enhancements. It has been successfully demonstrated, and independent testing has been commenced by eTesting Labs, Inc., a division of Ziff Davis, Inc.

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

Lead Acid--which is heavy (low energy density) and is toxic; Sodium Sulfur-which required high temperatures, is explosive, and required expensive packaging
Nickel-Cadmium- that required expensive materials, is a carcinogen and has a high memory effect;
Nickel metal hydride- which requires expensive material, has limited temperature range and has a high self-discharge rate; Lithium polymer- which required expensive materials, is explosive, has power density and requires long term development; Flywheel- requires long term development.

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


ITEM 2. PROPERTY OF THE COMPANY

Offices

We maintain our principal office at 340 North Sam Houston Parkway East, Suite 250, Houston, Texas 77060, where our telephone number is (281) 445-0020 and our facsimile number is (281) 445-0022. The offices are leased from a non-related party under a three year lease that commenced October 23, 2001 at an annual rental of $34,437.50 payable in monthly installments of $2,869.80. The office area is 2,755 square feet, divided into a reception area, a conference room, a file/storage/utility room and five executive offices. The Company owns the office furniture and equipment in the office. This space is adequate for current needs and our needs for the next 12 - 24 months.

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

No matters were submitted to a vote of shareholders in the fourth quarter of 2001.

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

The range of our prices for the past two fiscal years is as follows:


      Quarter                           High Ask                Low Bid
      -------                           --------                --------
      1st Qtr,'00                       $ 0.6562                $ 0.3438
      2nd Qtr,'00                       $ 0.6562                $ 0.375
      3rd Qtr,'00                       $ 0.5625                $ 0.25
      4th Qtr '00                       $ 0.4688                $ 0.125

      Quarter                           High Ask                Low Bid
      -------                           --------                --------
      1st Qtr,'01                       $ 0.52                  $0.17
      2nd Qtr,'01                       $ 0.26                  $0.125
      3rd Qtr,'01                       $ 0.37                  $0.115
      4th Qtr '01                       $ 0.33                  $0.102



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

In April, 2001, the Company raised $120,000 through a Rule 506 private placement by selling 1,000,000 shares of Common Stock at $0.12 per share to a single individual investor. This issuance is considered exempt by reason of
Section 4(2) of the Securities Act of 1933 and Regulation D of the Securities Act of 1933, and Rule 506 promulgated thereunder.

On July 18, 2001, Redox issued a total of 3,302,088 shares of common stock to two officers and a consultant valued at the then trading price of $.25 per
share for a total value of $825,522.   This issuance is considered exempt by
reason of Section 4(2) of the Securities Act of 1933.


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

As previously reported this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. We continue to utilize capital borrowed from our principal shareholder.

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

                              SELECTED FINANCIAL DATA

                                       (Restated)  (Restated)
                            2001        2000        1999        1998        1997
                            -----       -----       -----       -----       -----
Revenues                     $ 0        $ 0         $ 0        $ 0        $ 0

(Loss) from continuing
   operations)         $(1,212,314)  $(427,855)  $(324,288)  $(168,879)  $(532,820)

(Loss) from continuing
   operations per share    $(0.02)     $(0.01)     $(0.01)    $(0.004)    $(0.012)

Total assets               $22,534     $19,442     $20,194    $ 18,887    $ 8,981

Long term debt             $  0        $  0        $  0       $  0        $  0



The loss from continuing operations in 1997 is largely due to the issuance of 300,000 shares of common stock to a consultant for services performed valued at $459,300.

Operating Data:

There was no revenue from sales and ancillary income for the calendar years ended December 31, 1998, December 31, 1999, December 31, 2000, and December 31, 2001.

General and Administrative expenses (operating expenses) were$287,543 in cash and 825,522 in common stock; and $259,228 in cash and 122,500 shares in common stock for the year ending December 31, 2000.


Liquidity and Capital Resources:

In February 2001, the Board elected to convert Mr. Szymanski's promissory note of $1,080,712 to equity of 11,937,311 shares of Common Stock, which conversion was not effectuated until September of 2001. Based upon the recommendation of the SEC, our counsel and our independent auditors, we have recalculated the conversion ratio. It now reflects 75% of the fair market value at the time of conversion, which reduced the number of number shares by 7,793,454 shares. As a result of this recalculation using a share value of $0.26 per share ($0.26 x
75%) the shares issued should have been 4,143,857.   A total of 7,793,454
shares were returned to authorized in April of 2002. Mr. Szymanski has made assurances that he will continue to personally finance the Company, to the best of his ability, over the next 12 months on an as needed basis.

On July 18, 2001, Redox issued a total of 3,302,088 shares of common stock to two officers and a consultant valued at the then trading price of $.25 per share for a total value of $825,522.

Previously, in January 2000, the Company issued 250,000 shares of its Common Stock to two former consultants to settle a lawsuit. The Company recorded the settlement expense of $125,000 based on the fair value of the Common Stock.

There were no issuances made by the Company in 1998 or 1999.

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


                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information with respect to the Officers and Directors of the company.


       Name                       Age      Position
       ----                       ---      --------

       Richard Szymanski          60       President/Director

       Clifton D. Douglas         73       Secretary/Treasurer/Director

       James R. Schuler           65       Director


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

In 1953, Mr. Douglas received a Bachelor of Science in Accounting from Arizona State University.

James R. Schuler has served as a Director of our Company since August 4, 1998. Presently, Mr. Schuler is the President and CEO of Trans United Partners, Inc. of Pacifica, California, having been with that company since 1998. Also since 1998 through the present, Mr. Schuler is CEO to S-Cube Investments, LLC, where he has been forming a technology cooperative among new technology companies. Previously, Mr. Schuler co-founded a research and development company in 1994 called Add-Vision, Inc., which produced a new illumination technology made up of a revolutionary thin, flat, programmable display product with multiple uses (called Intelligent Illumination). He remained with Add-Vision until 1998. Prior to that, Mr. Schuler served as President and CEO to a transportation relocation company called Relocation Controls Corporation, and to petroleum refining administrative company that he founded called Transatlantic Petroleum.

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

On June 12, 2001, by action of the Board of Directors, we terminated our auditor-client relationship with that firm. The report of Want & Ender CPA, PC on the financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between the Company and Want & Ender CPA, PC with respect to any matter of accounting principals or audit scope. In June of 2001, the Board of Directors appointed Malone & Bailey, PLLC, and, by action of the Board, that firm was engaged on June 12, 2001. Prior to its engagement, Malone & Bailey, PLLC was not consulted by the Company with respect to any matter.

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

Annual Compensation including wages, cash remuneration of any kind, performance-based stock and options and non-performance based stock and options, SAR grants and deferred compensation of any kind for the past three years is as follows:


      Name                  Title                   2001      2000      1999
      ----                  -----                   -----     -----     -----

      Richard Szymanski     President                -0-       -0-       -0-

      Clifton D. Douglas    Secretary/Treasurer      -0-       -0-       -0-

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

In 2001, Maria M. Douglas, wife of Clifton Douglas, sold a total pf 216,500 share of her common stock of the Company pursuant to Rule 144 of the Securities Act of 1933, as amended. In January of that year, she sold 35,000 shares; in April, she sold 30,000 shares; in September, she sold 30,000 shares; in November, she sold 75,000; and in December she sold 50,000 shares. Pursuant to Section 16(a) and 23(a) of the Securities Exchange Act of 1934, she was required, as the spouse of an affiliate, to file a Form 4 with the United States Securities and Exchange Commission as she was a deemed control person as defined by the Act. The Form 4 sets forth and discloses changes of beneficial ownership of his Common Stock of the Company.

In 2001, the Clifton D.Douglas Family Trust sold a total of 299,500 shares of the Company's common stock pursuant to Rule 144 of the Securities Act of 1933, as amended. In June of that year, he sold 35,000 shares; in July, he sold 125,000 shares; in August, he sold 22,000 shares; in September, he sold 40,000 shares; and in October, he sold 77,500 shares. Pursuant to Section 16(a) and 23(a) of the Securities Exchange Act of 1934, he was required, to file a Form 4 with the United States Securities and Exchange Commission as he was a control person as defined by the Act. The Form 4 sets forth and discloses changes of beneficial ownership of his Common Stock of the Company.

In 2001, the Richard Szymanski Trust#1 sold a total of 2,139,000 shares of the Company's common stock pursuant to Rule 144 of the Securities Act of 1933, as amended. In January, he sold a total of 335,000 shares; in February, he sold a total of 250,000; in March he sold a total of 452,700 shares; in April, he sold 100,700 shares; in May, he sold 90,000 shares; in June, he sold 55,000 shares; and in July, he sold 245,500 shares; in August, he sold 35,500; in September, hi sold 120,000; in October, he sold 129,999 shares; in November, he sold 93,000 share; and in December, he sold 209,400 shares. Pursuant to
Section 16(a) and 23(a) of the Securities Exchange Act of 1934, he was required, to file a Form 4 with the United States Securities and Exchange Commission as he was a control person as defined by the Act. The Form 4 sets forth and discloses changes of beneficial ownership of his Common Stock of the Company.

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

The Promissory Note bore no interest through December 31, 2000 (the Maturity
Date), but provided that if not paid in full or before that the Maturity Date, interest would be retroactively applicable for the period from the date of the Note, August 14, 2000, through the Maturity Date at a rate of 10% per annum, simple interest, and after the passage of the Maturity Date, the Company (or Borrower) would be considered in default. Unpaid principal and unpaid interest thereon would be retroactively calculated bearing an interest rate of 18% per annum until paid. The Board approved Mr. Szymanski's conversion of the Note to equity, and issued him 11,937,311 shares of our Common Stock in February of 2001. This was later recalculated.

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

Our Board of Directors approved an issuance to Mr. Szymanski of 11,937,311 shares of Common Stock in conversion of the Promissory Note. The number of shares was arrived at by taking the advances made to 1996 and dividing that total by one-half of the then market price per share (which amounted to 0.045) and by taking the further advances to June 30, 2000 and dividing that total by $.20 per share, which was more or less the average bid and ask price during the period of those advances. The issuances amounts were initially calculated as follows:


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

In February 2001, the Board elected to convert Mr. Szymanski's promissory note of $1,080,712 to equity of 11,937,311 shares of Common Stock, which conversion was not effectuated until September of 2001. Based upon the recommendation of the SEC, our counsel and our independent auditors, we have recalculated the conversion ratio to reflect 75% of the fair market value at the time of conversion, which reduced the number of number shares by 7,793,454 shares. As a result of this recalculation using a share value of $0.26 per share ($0.26 x 75%) the shares
issued should have been 4,143,857.   A total of 7,793,454 shares were returned
to authorized in April of 2002.

On July 18, 2001, Redox issued a total of 3,302,088 shares of common stock to two officers and a consultant valued at the then trading price of $.25 per share for a total value of $825,522. These issuances were considered exempt by reason of Section 4(2) of the Securities Act of 1933.


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


Name and Address of                   Number of                  Percent
Beneficial Owner                    Common Shares            As of 4/20/02(1)
-------------------                ---------------           ---------------

Richard Allen Szymanski                 50,000                     .08%
15 White Oak Manor
Conroe, Texas 77304

Richard Alan Szymanski Trust #1     17,069,856(2)                   29%
15 White Oak Manor
Conroe, Texas 77304

Clifton D. Douglas                     352,160(4)                  0.6%
14674 F. Perthshire
Houston, Texas 77079

Clifton D. Douglas Family Trust      1,507,833                    2.54%
14674 F. Perthshire
Houston, Texas 77079

James R. Schuler                          -0-                       -0-
1141 Harbor Bay Parkway
Alameda, CA 94502

All officers and
directors as a group(3)             18,979,849                   32.22%

----------------------

(1) Based on 59,395,945 shares of Common Stock issued and outstanding as of 4/20/02.

(2) These shares were placed in a trust, The Richard Alan Szymanski Trust #1, for the benefit of Patricia Szymanski, Wendy Szymanski, Jonathan Szymanski and Holly Szymanski. The total presented reflects the conversion of the outstanding Note Payable of $1,080,712 into 4,156,585 shares (which was initially calculated to convert into 11,937,311 but was recalculated). The recalculation was approved by the board upon recommendation of the SEC, counsel and the Company's independent auditor.

(4) These shares have been transferred by Mr. Douglas to his wife. Mr. Douglas may have a beneficial interest in these shares.

                                    Number of
Name and Address of              Preferred Shares           Percent
Beneficial Owner                  (2001 Series)          As of 6/20/01(1)
---------------                 -------------------      ---------------

Richard Alan Szymanski              -0-                      -0-
Trust #1
15 White Oak Manor
Conroe, Texas 77304

Clifton D. Douglas                  -0-                      -0-
14674 F. Perthshire
Houston, Texas 77079


James R. Schuler                    -0-                      -0-
1141 Harbor Bay Parkway
Alameda, CA 94502


All officers and
directors as a group(3)             -0-                      -0-

----------------------

(1) Based on -0- shares of the 2001 Series of Convertible Preferred Stock after the rescission of Richard Szymanski of 5,000,000 shares.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


3.1*^       Certificate of Incorporation, filed April 25, 1988

3.2*        By-laws

3.3         Certificate of Amendment, filed June 7, 1993

3.4**       By-laws of June 1993

3.5*^       Certificate of Amendment, filed July 5, 1994

3.6*^       Certificate of Amendment, filed September 12, 1996

3.7*^       Certificate of Amendment, filed February 19, 2001

4.1**       Designation of Convertible Preferred Stock

10.1**      License Agreement with Clark University

10.2**      Indemnification Agreement with Richard A. Szymanski

10.3**      Indemnification Agreement with Clifton D. Douglas

10.4**      Indemnification with James R. Schuler

10.5***     License Agreement with Onsler e2000

10.5***     License Agreement with Divine Logic

10.6*^      Promissory Note with Richard Szymanski

10.7*^      Letter Agreement with eTesting Labs


*   Previously filed in our 1996 10-K.
**  Previously filed in our 1999 10-K, amendment number 2.
*** Previously filed in our 2000 10-K.
*^  Previously filed in our 2000 10-K amendment

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDOX TECHNOLOGY CORPORATION



                                By: /s/ Richard A. Szymanski
                                   ----------------------------------
                                   Richard A. Szymanski, President
                                   Date: April 30, 2002

                                By: /s/ Clifton D. Douglas
                                   ----------------------------------
                                   Clifton D. Douglas, CFO
                                   Date: April 30, 2002





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.



                                   /s/ Clifton D. Douglas
                                  -----------------------------
                                  Clifton D. Douglas, Director
                                  Date:  April 30, 2002

                         REDOX TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                               BALANCE SHEETS
                       As of December 31, 2001 and 2000


                                                                   (Restated)
                                                     2001             2000
                                                 -----------      -----------
      ASSETS

   Cash                                          $       305      $       633
Property and equipment, net of $44,664 and
   $39,384 accumulated depreciation                   19,359           17,650
Security deposits                                      2,870            1,159
                                                 -----------      -----------
      Total Assets                               $    22,534      $    19,442
                                                 ===========      ===========
      LIABILITIES

Accounts payable                                 $    69,745      $    30,011
Note payable to founder                                             1,121,239
                                                 -----------      -----------
      Total Liabilities                               69,745        1,151,250
                                                 -----------      -----------


      STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000
     shares authorized, 0 and 0 shares
     outstanding, respectively
Common stock, $.00005 par, 100,000,000 shares
     authorized, 59,395,945 and 50,950,000
     shares outstanding respectively                   2,969            2,547
Additional paid in capital                         4,052,845        1,756,356
Deficit accumulated during the development stage  (4,103,025)      (2,890,711)
                                                 -----------      -----------
         Total Stockholders' Deficit              (   47,211)      (1,131,808)
                                                 -----------      -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $    22,534      $    19,442
                                                 ===========      ===========





               See accompanying summary of accounting policies
                      and notes to financial statements.

                              REDOX TECHNOLOGY CORPORATION
                              (A Development Stage Company)
                                 STATEMENTS OF EXPENSES
                For the Years Ended December 31, 2001, 2000, and 1999, and
           the Period from April 9, 1993 (Inception) Through December 31, 2001


                                                                              Inception
                                                                               Through
                                                (Restated)     (Restated)      Dec. 31,
                                   2001           2000           1999           2001
                                -----------    -----------    -----------    -----------

General & administrative
      - paid in cash            $   287,543    $   259,228    $   319,737    $ 1,488,693
      - paid in stock               825,522        122,500                     2,435,172
Research & development               66,882                                       66,882
Interest                             25,228         40,527                        65,755
Depreciation                          7,139          5,600          4,551         46,523
                                -----------    -----------    -----------    -----------
Net loss                        $(1,212,314)   $  (427,855)   $  (324,288)   $(4,103,025)
                                ===========    ===========    ===========    ===========

Net loss per common share             $(.02)         $(.01)         $(.01)
Weighted average common
      shares outstanding         56,755,999     50,950,000     50,700,000






                    See accompanying summary of accounting policies
                           and notes to financial statements.

                              REDOX TECHNOLOGY CORPORATION
                              (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         For the Period from April 9, 1993 (Inception) Through December 31, 2001
                                       (Restated)


                                          Preferred Stock             Common Stock
                                         Shares          $          Shares          $
                                      ------------    -------    ------------    -------
Shares issued
- to founder for patent                                            15,000,000     $1,500
- for acquisition of DCUSA                                          3,000,000        300
Reverse 1 for 10 stock split                                      (16,200,000)
Options issued to 5 directors
  for services rendered
Options exercised by 5 directors                                      300,000        300
Forward 20 for 1 stock split                                       39,900,000
Additional shares issued due
  to error in original split                                        2,100,000        105
Cash contributed by founder
Options issued to an officer
  for services
Options exercised by an officer                                     1,000,000         50
Shares issued for services               6,000,000     $6,000         600,000         30
Conversion of preferred stock to
  common stock                          (1,000,000)    (1,000)      5,000,000        250
Deficit accumulated during the
   development stage
                                      ------------    -------    ------------    -------
Balances at December 31, 1998            5,000,000      5,000      50,700,000      2,535

Cash contributed by founder
Net loss
                                      ------------    -------    ------------    -------
Balances at December 31, 1999            5,000,000      5,000      50,700,000      2,535

Shares issued for settlement
  of a lawsuit                                                     250,000         12
Cancellation of preferred shares        (5,000,000)    (5,000)
Reclassify additional paid in capital
  to note payable to founder
Cash contributed by founder
Net loss
                                      ------------    -------    ------------    -------
Balances at December 31, 2000                    0          0      50,950,000      2,547

Shares issued for
- cash                                                              1,000,000         50
- services                                                          3,302,088        165
- note payable to founder                                           4,143,857        207
Cash contributed by founder
Net loss
                                      ------------    -------    ------------    -------
Balances at December 31, 2001                    0    $     0      59,395,945     $2,969
                                      ============    =======    ============    =======



                    See accompanying summary of accounting policies
                           and notes to financial statements.

                              REDOX TECHNOLOGY CORPORATION
                              (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         For the Period from April 9, 1993 (Inception) Through December 31, 2001
                                       (Restated)


                                                               Deficit
                                                             Accumulated
                                             Additional      During The
                                               Paid in       Development
                                               Capital          Stage          Totals
                                             -----------     -----------     -----------

Shares issued
- to founder for patent                                                      $     1,500
- for acquisition of DCUSA                   $(      300)                              0
Reverse 1 for 10 stock split
Options issued to 5 directors
  for services rendered                           14,700                          14,700
Options exercised by 5 directors                                                     300
Forward 20 for 1 stock split
Additional shares issued due
  to error in original split                  (      105)                              0
Cash contributed by founder                      663,134                         663,134

Options issued to an officer
  for services                                   129,950                         129,950
Options exercised by an officer                                                       50
Shares issued for services                     1,334,970                       1,341,000
Conversion of preferred stock to
  common stock                                       750
Deficit accumulated during the
  development stage                                          $(2,138,568)     (2,138,568)
                                             -----------     -----------     -----------
Balances at December 31, 1998                  2,143,099      (2,138,568)         12,066

Cash contributed by founder                      316,136                         316,136
Net loss                                                      (  324,288)     (  324,288)
                                             -----------     -----------     -----------
Balances at December 31, 1999                  2,459,235      (2,462,856)          3,914

Shares issued for settlement
  of a lawsuit                                   122,488                         122,500
Cancellation of preferred shares                   5,000
Reclassify additional paid in capital
  to note payable to founder                  (1,080,712)                     (1,080,712)
Cash contributed by founder                      250,345                         250,345
Net loss                                                      (  427,855)     (  427,855)
                                             -----------     -----------     -----------
Balances at December 31, 2000                  1,756,356      (2,890,711)     (1,131,808)

Shares issued for
- cash                                           119,950                         120,000
- services                                       825,357                         825,522
- note payable to founder                      1,146,260                       1,146,467
Cash contributed by founder                      204,922                         204,922
Net loss                                                      (1,212,314)     (1,212,314)
                                             -----------     -----------     -----------
Balances at December 31, 2001                $ 4,052,845     $(4,103,025)    $(   47,211)
                                             ===========     ===========     ===========



                    See accompanying summary of accounting policies
                           and notes to financial statements.

                              REDOX TECHNOLOGY CORPORATION
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 2001, 2000, and 1999, and
           the Period from April 9, 1993 (Inception) Through December 31, 2001


                                                                              Inception
                                                                               Through
                                                (Restated)     (Restated)      Dec. 31,
                                   2001           2000           1999           2001
                                -----------    -----------    -----------    -----------

CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss                        $(1,212,314)   $  (427,855)   $  (324,288)   $(4,103,025)
Adjustments to reconcile
  net loss to cash used by
operating activities:
Stock issued for lawsuit                           122,500                       122,500
Stock issued for patent                                                            1,500
Stock issued for services                          825,522                     2,311,172
Depreciation                          7,139          5,600          4,551         46,523
Accrued interest                     25,228         40,527                        65,755
Increase in deposits             (    1,711)                                  (    2,870)
Increase in accounts payable         39,734         13,731          9,459         69,745
                                -----------    -----------    -----------    -----------
NET CASH USED IN OPERATING
  ACTIVITIES                     (  316,402)      (245,497)      (310,278)    (1,488,700)
                                -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES
Purchase of fixed assets         (    8,848)      (  7,448)      (  2,811)     (  65,882)
                                -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES
Sales of common stock               120,000                                      120,350
Contributions to capital
  by founder                        204,922        250,345        316,136      1,434,537
                                -----------    -----------    -----------    -----------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES              324,922        250,345        316,136      1,554,887
                                -----------    -----------    -----------    -----------
NET INCREASE (DECREASE)
  IN CASH                        (      328)      (  2,600)         3,047            305
CASH AT BEGINNING OF PERIOD             633          3,233            186              0
                                -----------    -----------    -----------    -----------
CASH AT END OF PERIOD           $       305    $       633    $     3,233    $       305
                                ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES:
Interest paid                   $         0    $         0    $         0    $         0
Income taxes paid                         0              0              0              0

NONCASH ACTIVITIES:
Paid in capital converted
  into note to founder                           1,080,712                     1,080,712
Note to founder exchanged
  for common stock               (1,146,467)                                  (1,146,467)



                    See accompanying summary of accounting policies
                           and notes to financial statements.

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

On April 9, 1993, DCUSA was acquired through a reverse acquisition by Richard Szymanski, a sole proprietor, and on June 1, 1993 the name was changed to Redox Technology Corporation ("Redox").

In the acquisition, Mr. Szymanski received 83%, or 15,000,000 shares of DCUSA in exchange for a pending patent application for an Emergency Reserve Battery.

Restatements of 1999 and 2000 were made.  See Note 9 for details.

Estimates and assumptions that affect amounts reported are used by management to prepare these financial statements and accompanying footnotes in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statements of cash flows, Redox considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Depreciation is currently being provided on the property and equipment used by Redox using the straight line method over an estimated useful life of five years for all computers, equipment, and furniture. Assets purchased in 1994 from the founder were recorded at the founder's original cost less an appropriate reserve for accumulated depreciation. The assets had no remaining book value at December 31, 2000.

Income taxes. Redox recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Redox provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per common share is calculated by dividing the net loss by the weighted average shares outstanding. There are no dilutive securities.

Stock options and warrants. Redox accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, Redox recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

Recently issued accounting pronouncements. Redox does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Redox results of operations, financial position or cash flow.

NOTE 2 NOTE PAYABLE TO FOUNDER

Mr. Szymanski has advanced Redox $1,434,537 from inception through December 31, 2001. From inception through August 2000, Redox recorded these advances as contributions to capital. As of August 2000, the advances totaled $1,229,615. In August 2000, Redox issued a promissory note in the amount of $1,080,712 to Mr. Szymanski, bearing interest at 10% and due December 31, 2000. After December 31, 2000, the principal and accrued interest bore interest at 18% until paid. The balance of $148,903 was still carried as a contribution to capital from Mr. Szymanski.

On February 18, 2001, Redox issued the founder 4,143,857 shares of common stock in exchange for the principal of $1,080,712 and accrued interest of $65,755. The number of shares issued was determined by dividing the principal and interest of $1,146,467 by the closing price of the stock on February 18, 2001 less a nominal discount because the shares were not freely salable. The share price used was $.28 per share.


NOTE 3 INCOME TAXES

       Deferred tax assets                       $ 510,509
       Less: valuation allowance                  (510,509)
                                                 ---------
       Net deferred taxes                        $       0
                                                 =========

Redox has net operating losses of $324,288, $264,828, and $361,564 at December 31, 1999, 2000 and 2001 respectively which each can be carried forward 20 years.


NOTE 4 CAPITAL

COMMON STOCK

Redox is authorized to issue up to 100,000,000 shares of its $.00005 par value common stock. The holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors from time to time out of legally available funds, only after all dividends declared and due to preferred shareholders have been paid. The holders of common stock are entitled to one vote for each share on all matters submitted to a vote of stockholders. Upon liquidation or dissolution of Redox, the holders of common stock are entitled to share ratably in all assets of Redox that are legally available for distribution, after payment of all debts and other liabilities and subject to the priority rights of any holders of preferred stock then outstanding.

PREFERRED STOCK

Redox is authorized to issue up to 10,000,000 shares of its $.001 par value preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors, and may include voting rights, preferences as to dividends and liquidation, limitations and relative rights provisions.

NOTE 5 STOCK ISSUANCES

At inception, Redox issued 15,000,000 shares of common stock to the founder in exchange for a pending patent. The shares were valued at par because all costs incurred by the founder were previously expensed as research and development. The total value of the issuance was $1,500. In connection with the reverse acquisition, Redox issued 3,000,000 shares to the former shareholders of DCUSA at par for a total value of $300.

On June 25, 1993, the board of directors approved a reverse 10 to 1 split of the common stock, decreasing the then 18,000,000 shares outstanding to 1,800,000 shares outstanding.

On July 20, 1993, Redox issued 300,000 options to purchase Redox's common stock to 5 directors for services performed at an exercise price of par or $.00005 per share. The options were immediately exercised upon grant and recorded at their fair value of $.05 per share or $15,000.

On May 26, 1994, the board of directors approved a forward 20 for 1 split of the common stock, increasing the then 2,100,000 shares outstanding to 42,000,000 shares outstanding. In error, an additional 2,100,000 shares were issued in connection with the split effectively making it a 21 for 1 split with 44,100,000 shares outstanding following the split. The board has decided to leave the split as issued at 21 for 1.

On July 6, 1995 Redox issued 300,000 shares to First London for consulting services. The shares were valued at fair value of $.05 per share or $15,000.

On July 1, 1996 Redox issued 1,000,000 options to purchase Redox's common stock to an officer for an exercise price of par or $.00005 per share. The options were immediately exercised upon grant and recorded at the then trading price of $.13 per share or $130,000.

On August 8, 1996, Redox issued 6,000,000 shares of Redox's preferred stock to the founder for past services valued at the then trading price of $.09 per share for a total of $540,000. The preferred stock was convertible to common stock on a 5 for 1 ratio.

On September 26, 1997, Redox issued 300,000 shares to a consultant for services performed. The shares were valued at the then trading price of $2.62 per share for a total value of $786,000.

In September 1998, the founder converted 1,000,000 shares of preferred stock to 5,000,000 shares of common stock.

In January 2000, Redox issued 250,000 shares of its common stock to two former consultants to settle a lawsuit. Redox recorded a settlement expense of $122,500 based on the then trading price of $.49 per share.

On July 14, 2000, the founder returned the remaining 5,000,000 shares of preferred stock to Redox.

On April 24, 2001, Redox raised $120,000 through a private placement by selling 1,000,000 shares of common stock at $.12 per share to a single individual.

On July 18, 2001, Redox issued a total of 3,302,088 shares of common stock to two officers and a consultant valued at the then trading price of $.25 per share for a total value of $825,522.


NOTE 6 OFFICE LEASE

Redox's office lease was $1,643 per month and expired March 31, 2001. The lease was extended in April 2001 on a month to month basis for $1,985 per month. In October 2001 the lease was renewed until October 31, 2004. The office space was increased, resulting in monthly rent from November 1, 2001 through October 31, 2002 of $2,640 per month. Beginning November 1, 2002 through October 31, 2004, the rent will increase to $2,870 per month. At the time of renewal, an additional security deposit was required bringing the total security deposit to $2,870. Redox incurred rent expense of $24,104, $23,820 and $23,820 in 2001, 2000 and 1999 respectively.


NOTE 7 OFFICER COMPENSATION

There are two officers, each of whom work part time. Neither has an oral or written contract. The only compensation received has been in the form of shares of Redox preferred and common stock and options to purchase Redox stock.


NOTE 8 CONTRACTS AND AGREEMENTS

On September 17, 1998, Redox entered into a license agreement with Clark University ("Clark") for the use of two patents owned by Clark. The agreement required an up front payment of $30,000 to Clark and a minimum annual payment of $35,000 to be paid to Clark as well as 5% of the gross sales of the licensed products and 20% of any payments Redox received while sub-licensing the two patents. All amounts due have been expensed. As of December 31, 2001, there have been no sales or sub-licensing under this agreement.

On August 28, 2000, Redox entered into a license agreement with Divine Software Developing Center for use of the Divine Logic Software. Redox will be required to pay a royalty of 27.5% of the gross revenues from all sales of the software. As of December 31, 2001, there have been no sales under this agreement.

On May 4, 2001 Redox entered into a license agreement effective December 12, 2000, with ONSLR for exclusive use of the ONSLR software. Redox paid $25,000 as an advance payment against any future royalties. Redox is not required to make any future payments until the royalties owed to ONSLR exceed the $25,000. As of December 31, 2001, there have been no sales under this agreement.


NOTE 9 RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

In prior years, stock and options issued to employees and outsiders were not recorded at their fair market value. From inception through December 31, 1997, 6,000,000 shares of preferred stock, 600,000 shares of common stock, and 1,300,000 options to purchase common stock at par were issued for services. After considering the fair market value of each issuance, based on trading price for the day of each issuance, an additional $1,540,340 has been expensed and credited to paid in capital in connection with these services.

In prior years, $50,000 of goodwill was carried on the balance sheet originally recorded as paid in capital. After review, this was an error. The goodwill should not have been recorded and has been corrected as of December 31, 1997 and a reduction to paid in capital for $50,000 has been made.

In prior years, $21,750 of intangibles were carried on the balance sheet. After review, the intangibles were fully impaired as of December 31, 1997 and the $21,750 has been expensed as of December 31, 1997.

For the year ended December 31, 1998, depreciation expense and accumulated depreciation were re-examined and both were increased by $375. Unrecorded liabilities of $1,133 have now been recorded and a $30,000 intangible was determined to be impaired and has been expensed. Common stock was decreased by $750 and additional paid in capital was increased by $750 to adjust to the actual outstanding amounts.

For the year ended December 31, 1999, depreciation expense and accumulated depreciation were re-examined and decreased by $2,649 and increased by $2,751, respectively. In connection with the adjustments to depreciation expense and accumulated depreciation, additional paid in capital was decreased by $5,400 due to certain fixed assets being incorrectly credited to additional paid in capital.

For the year ended December 31, 2000, fixed assets were re-examined and a decrease to both accumulated depreciation and depreciation expense of $700 was made. An increase to fixed assets of $2,598, and an increase to additional paid in capital of $2,598 was needed for fixed assets contributed by the majority stockholder. Unrecorded accounts payable and accrued interest of $4,423 and $40,527 respectively, have since been recorded. An increase of $12 and $122,488 to common stock and additional paid in capital respectively, have been recorded for the settlement of a lawsuit. A decrease to additional paid in capital and an increase to common stock of $3,323 and $805 respectively, was needed to adjust these accounts to their actual amounts.


A summary of these changes is as follows:

                                        Previously    Increase
For the year ended December 31, 1999:     Stated     (Decrease)    Restated
                                       -----------  -----------  -----------
Statement of Expenses:
   General & administrative
      - paid in cash                   $   319,737               $   319,737
   Depreciation                              7,200  $(    2,649)       4,551
                                       -----------  -----------  -----------
   Net loss                            $(  326,937) $     2,649  $(  324,488)
                                       ===========  ===========  ===========

Net loss per common share        nothing presented        $(.01)       $(.01)
Weighted average common shares
   outstanding                   nothing presented   50,700,000   50,700,000

                                        Previously    Increase
For the year ended December 31, 2000:     Stated     (Decrease)    Restated
                                       -----------  -----------  -----------
Balance Sheet:
  Cash                                 $       633               $       633
  Property & equipment, net                 17,478  $       172       17,650
  License agreement                         50,000   (   50,000)           0
  Patent                                     1,500   (    1,500)           0
  Security deposits                          1,159                     1,159
  Goodwill                                  50,000   (   50,000)           0
  Organization costs, net                      250   (      250)           0
                                       -----------  -----------  -----------
    Total assets                       $   121,020  $(  101,578) $    19,442
                                       ===========  ===========  ===========
  Accounts payable                     $    24,455  $     5,556  $    30,011
  Note payable to founder                1,080,712       40,527    1,121,239
  Common stock                               2,480           67        2,547
  Additional paid in capital               148,903    1,607,453    1,756,356
  Deficit accumulated during the
    development stage                   (1,135,530)  (1,755,181)  (2,890,711)
                                       -----------  -----------  -----------
    Total liabilities and equity       $   121,020  $(  101,578) $    19,442
                                       ===========  ===========  ===========
Statement of Expenses:
  General & administrative
    - paid in cash                     $   257,323  $     1,905  $   259,228
    - paid in stock                                     122,500      122,500
  Interest expense                                       40,527       40,527
  Depreciation                               6,300   (      700)       5,600
                                       -----------  -----------  -----------
  Net loss                             $(  263,623) $(  164,232) $(  427,855)
                                       ===========  ===========  ===========

Net loss per common share        nothing presented        $(.01)     $(.01)
Weighted average common shares
  outstanding                    nothing presented   50,950,000   50,950,000

NOTE 10 FUNDING COMMITMENT

Redox has had no revenues and has incurred significant losses since inception. However, current overhead cost is minimal. The founder and majority shareholder has orally committed to fund ongoing operations.


NOTE 11 QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended December 31, 2001 and 2000 is as follows:

                                   ------------Three Months Ended-----------
                                    Mar. 31    June 30   Sept. 30    Dec. 31
                                   --------   --------   --------   --------
2001:
  General & administrative
    expenses                       $ 50,583   $112,683   $860,531   $ 89,268
  Depreciation                        1,627      1,924      1,729      1,859
  Net loss                          (88,438)  (141,350)  (880,399)  (102,127)
  Net loss per common share         (   .00)  (    .00)  (    .01)  (    .00)

                                   ------------Three Months Ended-----------
                                  Previously            Previously
                                    Stated    Restated    Stated    Restated
                                    Mar. 31    Mar. 31    June 30    June 30
                                   --------   --------   --------   --------
2000:
  General & administrative
    expenses                       $ 36,722   $159,222   $ 67,678   $ 72,123
  Interest
  Depreciation                        1,800      1,230      1,500      1,229
  Net loss                          (38,522)  (160,452)   (69,178)   (73,352)
  Net loss per common share            none   (    .00)      none    (   .00)

                                   ------------Three Months Ended-----------
                                  Previously            Previously
                                    Stated    Restated    Stated    Restated
                                   Sept. 30   Sept. 30    Dec. 31    Dec. 31
                                   --------   --------   --------   --------
2000:
  General & administrative
    expenses                       $108,481   $104,116   $ 44,442   $ 46,267
  Interest                                      13,509                27,018
  Depreciation                        1,500      1,539      1,500      1,602
  Net loss                         (109,981)  (119,164)   (45,942)   (74,887)
  Net loss per common share            none   (    .00)      none    (   .00)

For details on restated numbers, see note 9.

                          INDEPENDENT AUDITORS REPORT


To the Board of Directors
   Redox Technology Corporation
   (A Development Stage Company)
   Houston, Texas

We have audited the accompanying balance sheets of Redox Technology Corporation (a development stage company), as of December 31, 2001 and 2000, and the related statements of expenses, stockholders' deficit, and cash flows for each of the three years ended December 31, 2001 and the period from April 9, 1993 (Inception) through December 31, 2001. These financial statements are the responsibility of Redox's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redox Technology Corporation (a development stage company), as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years ended December 31, 2001 and the period from April 9, 1993 (Inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the financial statements, certain errors resulting in an understatement of previously reported par value of common stock, additional paid in capital, and deficit accumulated during the development stage as of December 31, 2000, were discovered by management of Redox during the current year. Accordingly, adjustments have been made as of December 31, 2000, to correct the errors.


MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

February 27, 2002