Form 10QSB
period 2002-03-31
REDOX TECHNOLOGY CORP
filed 2002-05-15
CIK 833083

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                 FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2002

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


            CLASS                             NUMBER OF SHARES OUTSTANDING
                                                  ON: March 31, 2002

          Common Stock
par value $0.00005 per share                           59,395,945

                                    PART I
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION
         (Hereinafter referred to as Registrant or Company)

Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of March 31, 2002, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.


                         ReDOX TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                                 BALANCE SHEETS
                   As of March 31, 2002 and December 31, 2001


                                                    (Unaudited)
                                                     March 31,    December 31,
                                                       2002           2001
                                                   ------------   ------------


     ASSETS

Cash                                               $       590    $       305
Property and equipment, net of $48,382 and
     $46,523 accumulated depreciation                   17,500         19,359
Security deposits                                        2,870          2,870
                                                   ------------   ------------

      Total Assets                                 $    20,960    $    22,534
                                                   ============   ============

     LIABILITIES

Accounts payable                                   $    64,889    $    69,745


     STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000
     shares authorized, 0 and 0 shares
     outstanding, respectively
Common stock, $.00005 par, 100,000,000 shares
     authorized, 59,395,945 and 50,950,000
     shares outstanding respectively                     2,969          2,969
Additional paid in capital                           4,137,026      4,052,845
Deficit accumulated during the development stage    (4,183,924)    (4,103,025)
                                                   ------------   ------------

     Total Stockholders' Deficit                    (   43,929)    (   47,211)
                                                   ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $    20,960    $    22,534
                                                   ============   ============

                         REDOX TECHNOLOGY CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF EXPENSES
           For the Three Months Ended March 31, 2002 and 2001, and
      the Period from April 9, 1993 (Inception) Through March 31, 2002
                                (Unaudited)


                                                                   Inception
                                                                    Through
                                          March 31,   March 31,    March 31,
                                             2002        2001         2002
                                          ---------   ---------   -----------
General & administrative
      -  paid in cash                     $  35,228   $  50,583   $ 1,523,921

      -  paid in stock                                              2,435,172
Research & development                       43,812      11,000       110,694
Interest                                                 25,228        65,755
Depreciation                                  1,859       1,627        48,382
                                          ---------   ---------   -----------

Net loss                                  $ (80,899)  $ (88,438)  $(4,183,924)
                                          =========   =========   ===========


Basic and diluted loss per common share       $(.00)      $(.00)
Weighted average common
      shares outstanding                 59,395,945  53,021,929



                         REDOX TECHNOLOGY CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 2002 and 2001, and
       the Period from April 9, 1993 (Inception) Through March 31, 2002
                                 (Unaudited)

                                                                  Inception
                                                                   Through
                                           March 31,   March 31,   March 31,
                                             2002        2001        2002
                                          ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                $ (80,899)  $ (88,438)  $(4,183,924)
  Adjustments to reconcile net loss
    to cash used by operating activities:
    Stock issued for lawsuit                                          122,500
    Stock issued for patent                                             1,500
    Stock issued for services                                       2,311,172
    Depreciation                              1,859       1,627        48,382
    Changes in:
      Accrued interest                                   25,228        65,755
      Deposits                                                       (  2,870)
      Accounts payable                      ( 4,856)     27,347        64,889
                                          ---------   ---------    ----------

NET CASH USED IN OPERATING ACTIVITIES       (83,896)    (34,236)   (1,572,596)
                                          ---------    ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                             (  4,496)    (  65,882)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                               120,350
  Contributions to capital by founder        84,181      38,346     1,518,718
                                          ---------   ---------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES    84,181      38,346     1,639,068
                                          ---------   ---------   -----------

NET INCREASE (DECREASE) IN CASH                 285     (   386)          590

CASH AT BEGINNING OF PERIOD                     305         633             0
                                          ---------   ---------   -----------
CASH AT END OF PERIOD                     $     590   $     247   $       590
                                          =========   =========   ===========


                         ReDOX TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Redox Technology Corporation have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2001 as reported in the 10-K have been omitted.


ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

As previously reported this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. We continue to utilize capital borrowed from our principal shareholder.


                            RESULTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO
                      THREE MONTHS ENDED MARCH 31, 2001

Liquidity and Capital Resources

There was no revenue from sales and ancillary income for the quarters ended March 31, 2001 and March 31, 2002. The Company is a development stage business.

Operating expense were $80,899 for the three months ended March 31, 2002 and they were $88,438 for the three months ended March 31, 2001. Operating expenses primarily include General and Administrative costs and traveling expenses.

General and administrative expenses for the three months ended March 31, 2002 were $35,228, and were $50,583 for the three months ended March 31, 2001. The decrease of $15,355 or 30.4% is attributable to diminished overseas travel expenses during the first quarter of 2002 from the first quarter of 2001.

For the three months ended March 31, 2002, cash used in investing activities decreased to $0 in the first quarter of 2002 from $4,496 used in the first quarter of 2001. The decrease is attributable to the Company's lack of incurred expenses from capital raising efforts during the first quarter of 2002.

Cash flows from financing activities for the first quarter of 2002 totaled $84,181 from $38,346 for the corresponding period of 2001. This increase is due to contributions made during the first quarter of 2002 by the Company's founder, Richard Szymanski.

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



                                     ReDOX TECHNOLOGY CORPORATION
                                     (Registrant)

DATE:        5/14/2002                /S/ RICHARD A. SZYMANSKI
      -----------------              ---------------------------------
                                     Richard A. Szymanski
                                     President/Director