Form 10-K/A
period 2001-12-31
REDOX TECHNOLOGY CORP
filed 2002-08-16
CIK 833083

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-K/A

                               Amendment No. 1

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY

                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                       Commission File Number 33-22142


                         REDOX TECHNOLOGY CORPORATION
           --------------------------------------------------------
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


                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 Days. Yes [x] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asking price of the stock on December 31, 2001 was $4,849,931.00.

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

                                    PART I

ITEM 1. BUSINESS OF THE COMPANY

Organization

The Company initially was incorporated as DCUSA, Inc. under the laws of Delaware on April 28, 1988, organized as a "blind pool", meaning that it had no business plan of its own but was organized to acquire or merge with an active business. Initially the Company was a wholly-owned subsidiary of Family Health Systems, Inc. which held 3,000,000 shares of the Company's Common Stock. Pursuant to a Registration Statement which was declared effective on August 2, 1988, the 3,000,000 shares were distributed as a dividend to approximately 900 Family Health Systems, Inc. stockholders, effectively spinning-off the Company as an independent entity.

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

Business History

From 1993 until approximately 1996, we were engaged in developing the "Emergency Reserve Battery." The product was, essentially, a single-use battery which would be attached to a car battery as a reserve unit. In the event that the regular battery was fully discharged and unable to start the car, the driver would activate the reserve battery, releasing the electrolyte and charging instantly the reserve battery that would then be used to start the car. The Company built prototypes, attempted to market it to many battery manufacturers, and attempted to secure financing to support manufacture of the product. However, during the same period there were significant changes in battery technology, especially the chemistry including new electro-chemical engineering and processes (such as lithium metal batteries) which offered higher energy densities (storage capacity) than the Company's product. As a result, the Company became engaged in product development efforts in a search for greater energy density and more flexibility, and the product was never produced and sold.

As a result of his efforts, Mr. Szymanski became aware of the work being done by Professor Licht at Clark University in Worcester, Massachusetts. At that time, the Company's battery was based on an alloy of aluminum, magnesium and zinc as the anode with a carbon-based cathode. Professor Licht was working with aluminum as the anode and sulfur and poly-sulfide as the cathode. Mr. Szymanski began working with Clark University and in September, 1998, after about three years of investigation and negotiations, the Company obtained a Patent License Agreement from Clark University. (see "Property of the Company") That license is limited to electronic applications, and that "field of use" limitation is described in our license agreement with Clark.

From 1998 to December 31, 1999, we were engaged in seeking financing for the production of prototypes, beta testing of the prototypes, completion of product development and establishment of manufacturing. However, the Company has been unable to secure that financing on terms acceptable to it. Lab prototypes have been developed, and are distinguishable from production prototypes in that they are functionally the same as production prototypes, however lab prototypes do hot have the casings or packaging of "production" prototypes. Additional funding is necessary to make production prototypes from the lab prototypes, which will be accomplished only after testing on the lab prototypes is complete and recommended adjustments are made, if any. We have decided to initially develop two of our lab prototypes, with a focus on minimizing battery size, and maximizing cell and ampere-hours. We have been working with a well-known independent research lab, the name of which is contractually being withheld, and this lab will be providing certifications on all 5 patents issued on this technology. Until the results are complete, and certifications are provided, we will be deferring the marketing of this technology and focusing on our software technologies. We believe that our decision to focus on technologies that can more quickly provide the Company with cash flow, such as the computer software technologies discussed below, will benefit the Company and its shareholders. Certification numbers (sometimes called iso numbers or ul numbers) are provided by the testing lab
to validate the integrity of the product that is being tested.   It is upon
the receipt of this designated number that a technology is considered
"certified."  .   This certification is significant in that the lab providing such certification is confirming the integrity of the patent or design. Potential users of the technology will look to such a certification as a seal of approval by the testing laboratory.

We hope to generate sufficient revenues from our software technologies to fulfill our business objectives, including the completion of our testing
necessary for our battery technology.   Our development of production
prototypes took considerably longer than we initially anticipated, and we intend to invest our efforts in marketing our software technologies first. It is our belief that the final development and marketing of our battery technology will be delayed until the fourth quarter of 2002.

During the year 2000, we acquired the world wide exclusive licensing rights for two new computer software technologies: (i) Divine Logic 2000 (also referred to as nCRYPTfx); and (ii) ONSLR e2000; both of which Management feels will generate revenue for the Company. We intend to market sub-licenses to these software technologies directly to computer hardware companies so that the technologies can be installed prior to the retail sale of the computer, thereby generating revenue from royalties. Our role, then, will be more focused on marketing and selling than on research and development.

Richard Szymanski, the founding and majority shareholder, has spent varying amounts of time since 1993 on these business efforts. Mr. Szymanski has taken no salary since inception and has personally funded most operating costs. Until 2001, no significant payments were made to third parties for any research efforts. Thus, the financial statements do not reflect any research and development expenditures until 2001.

In the past three years, a total of $933,390 was charged as expenses. Activities that generated these expenses were primarily domestic and international airfares to meet with various scientists and inventors and on general operating expenses.

The two announced ventures that were significantly delayed or terminated were as follows: (i) an announcement was made about the Company's venture with NCE and Ling Dynamic in one press release; (i) an announcement was made about the Company's venture with the Government of Uttar Paradesh in India. Due to problems of a political nature in Malaysia, the NEC and Ling Dynamic ventures
were put on indefinite hold.   We do not believe that these deals will ever
materialize. The Government of Uttar Paradesh changed significantly in the several months after it made its initial verbal commitment with the Company. With new representatives and a new family in power in the Government of Uttar Paradesh, the terms of the agreement in principal changes so radically. The Company decided that it was not in the best interest of its shareholders to carry it forward.


                              Battery Technology

We have developed a high energy density battery based on an aluminum/sulfur system. The significance of the composition of the battery is in its potential capacity to serve a stronger and longer life in a much smaller size. There are several types of batteries that are used for specific applications. There is the lead-acid battery, as found in motor vehicles and heavy equipment, alkaline batteries that you would use in your remote control or radio, and lithium-ion or Nickel Cadmium batteries that are used in cellular phones and lap-top computers. Each of these particular batteries has performed a vital function in our everyday lives, but the advent of ReDOX technology will provide consumers and manufacturers with a light weight, smaller and much
longer lasting technology that is safe to the environment.   The energy
densities (i.e., the amount of stored power) offered by its products are substantially higher (e.g., compared to a lithium-ion battery offering 180 - 205 watt hours per kilogram. The Company's replacement product could theoretically offer 648 watt hours per kilogram based on an independent lab's
study of our design.)   Energy density is then higher than other batteries on
the market today, and more energy can be packed in a smaller receptacle.

One of the largest complaints about batteries is their life span. In particular, cellular phones always seem to die right when you need them most. Average battery life has become shorter as energy requirements increase. The actual life span of a battery depends on usage; 6 months to 48 months, yet less than 30% of all batteries actually reach their maximum capacity and shelf life.

Traditional batteries are made of the following:

The commercial use of the lead acid battery is over 100 years old. It is one of the most popular types of batteries produced today and is composed of a 35% sulfuric acid and 65% water solution. This solution is called electrolyte and causes a chemical reaction with lead, producing electrons. This solution is very volatile due to the hydrogen that is created. Sulfuric acid is a very reactive substance and because of its instability, it is able to distribute itself very evenly throughout the electrolyte in the battery. This is why lead-acid batteries have a propensity to explode, as well as, why they must be discarded properly through an authorized hazardous disposal facility. The physical components of the lead-acid battery are made up of a series of lead plate separators, cathodes and an electrolyte.

Each positive plate is a cast metallic frame that contains a lead dioxide active material. The negative plates contain a spongy lead active material and both plates usually have the same surface areas. Many plates are placed together in order to produce the required energy. The more energy that is required means more plates must be put together, producing larger and bulkier batteries.

Batteries in portable consumer devices, such as laptops, camcorders and cellular phones utilize one of three principal batteries: Nickel Cadmium (NiCad), Nickel Metal Hydride (NiMH) or Lithium Ion (Li-Ion) technologies. The Li-Ion battery has become increasingly more popular as it is lighter, and safer for the environment. Li-Ion does not contain toxic materials such as Cadmium or Mercury and produces the same energy as NiMH; however the Li-Ion remains cost prohibitive.

The alkaline battery is the world's most mass produced battery. Duracell alone sells 3 billion per year. Alkaline batteries, although less common than lead-acid, also pose a threat to individuals, as they are prone to leakage, rupturing or exploding if exposed to intense heat.

The alkaline cathode is a mixture of manganese dioxide, graphite and an electrolyte. This mixture is granulated, aged in storage and then compacted into hollow cylinders called preforms. These preforms are inserted into a steel can. The steel can and mixture now become the cathode, or the positive charge of the alkaline. To keep the material from leaking, an indentation and sealant are used.


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

In addition, independent testing was conducted using Business Applications Performance Corporation of Santa Clara, CA. ("BAPco"), which was completed in July of 2001. Utilizing a benchmark software suite created by BAPco, the software formerly coded as ONSLR e2001, obtained office productivity SYSmark2000 score average of 215.6. This exceeded similarly equipped Notebook PC scores by 30-50% and established a new high for PC Desktops with heightened peripherals.

The testing platform ran on a Dell Inspirion 4000 equipped with Windows 98, 128 MB and a 10 GB hard drive powered by a 700mhz processor. BAPco is a non-profit consortium, who's charter is to develop and distribute a stet of objective performance benchmarks based on popular/personal computer applications and industry standard operating systems. To learn more about BAPco, see www.bapco.com. BAPco was paid for its testing, and is unrelated to the company and therefore, independent. Further testing was completed using BAPco's Internet Creation Content module and results will then be posted on the REDOX website at www.rdox.com following notification to BAPco's membership companies including Compaq, Dell, HP, IBM, Intel, Microsoft as well as many others.

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

Industry Background/ Market for Anti-Piracy Software

Losses related to the unauthorized reproduction and use of music CDs present a continuing concern for the recording industry as well as performing artists. According to the Recording Industry Association of America, a national trade organization, the recording industry loses currently about $4.2 billion annually to global piracy of recorded music. The widespread use of new technologies enables the distribution of music files electronically via the Internet, further exacerbating the piracy problem.

The cost of producing good quality copies of CDs has been declining steadily over the past four years. Until recently, to produce good quality CDs required a significant investment. Recent developments in consumer electronics technology have enabled consumers to purchase a CD burner (recorder) from a local retail outlet for as little as $100. CD burners now often are bundled with new computers. Blank recordable discs are widely available for less than $0.50. With this technology, even the casual user can easily copy unprotected CDs.

Additionally, it is now possible to easily download music via the Internet due to the widespread use of MP3 compression technology. This technology has made the Internet a feasible vehicle for the electronic transmission of music. Today there are thousands of websites offering music files in MP3 format. According to a recent survey, 1.9 billion music tracks are exchanged or downloaded each month on one popular website. Additionally, there exists today many peer to peer file sharing services and software that facilitates the exchange of music without a central server. Most of the music being downloaded, however, is pirated; i.e., no royalties are being paid to the artists or to the record companies that produced this music. The music industry, in an effort to gain a foothold in this market and limit the consequences of piracy has launched various subscription services allowing online access to music for a monthly fee. Subscribers use the service to download music files to their computers. The downloaded music is, however, locked to the computer and my not be moved from the computer to which it was downloaded, thereby interfering with consumers' enjoyment of the music. According to a recent report by Jupiter, portability is a priority for on-line music subscribers.

Attempts by third parties to circumvent copy protection technologies have been and are expected to be a persistent problem, despite the United States Digital Millennium Copyright Act. Effective as of May 2000, the Act outlaws copy protection circumvention devices and technologies and provides for both criminal and civil penalties for companies or individuals who import, produce or distribute devices designed to circumvent copy protection devices and technologies.

Several companies have developed copy protection technologies to prevent unauthorized CD burning. These have gained the interest of the major music labels and others in the music industry. To management's knowledge, to date no commercial contracts have been announced respecting the license or other use of any of the available technologies or products providing copy protection for audio content distributed on CDs.


                                Competition

Battery Competition
-------------------

The battery market is highly competitive. There are numerous manufacturers both in the United States and overseas (especially in Japan). Many of these manufacturers have high brand recognition and established market shares with customer-perceived quality. Batteries under development today use the following chemical components, all of which have drawbacks. They are:

Lead Acid--which is heavy (low energy density) and is toxic; Sodium Sulfur-which required high temperatures, is explosive, and required expensive packaging;

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

The materials which would be used in our batteries, Aluminum and Sulfur, are common, inexpensive and readily available from many sources. We do not foresee any difficulties in acquiring raw materials or in facing any dramatic price increases due to material shortages. Information on the costs of the various battery components (chemical compounds) is publicly available. It is, in other words, easy to verify that our components are substantially less expensive than the other components used in batteries. One source, in particular, for that type of comparative information, is Metal Suppliers Online Business Procurement Center which confirms the price differentiation; http://www.suppliersonline.com.

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

* is raw materials are environmentally friendly and do not pose disposal problems; giving it an advantage with consumers concerned about the environment and waste disposal problems;

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

Electrochemically, the sulfur and the electrolyte we use, and our special
patented process allows the battery to run more efficiently.   We cannot
conceive of any known disadvantages to this technology.

Software Competition
--------------------

Anti-Piracy Software

To management's knowledge, there are currently four other companies active in the field of designing and developing technology designed to prevent the unauthorized copying of compact discs. MidbarTech, a private Israeli company, has a solution that has been, to management's knowledge, tested by the major labels in Europe and the United States and is currently marketed under the tradename "Cactus Data Shield". We believe that Sony also has a product that it is marketing to the industry under the tradename "Key2Audio". SunnComm, a U.S. based company whose securities are traded on over-the-counter market, publicly announced the execution of use agreements for CD anti-copy technology. Finally, a company called TTR Technologies, Inc. has anti-piracy software in development.

Speed Acceleration Software

Management knows of no other software product on the market designed to accelerate the processor speed. Generally, the speed of the computer is regulated by hardware. Our product is innovative, and to the best of management's knowledge, unique.

Employees
---------

Presently, we have three employees. They are:

o Richard Szymanski, President/CEO;
o Clifton Douglas, Vice President, Secretary; and
o Nick Nasco, VP of Software Development.

We do not anticipate hiring any new employees during the next twelve months.

ITEM 2. PROPERTY OF THE COMPANY

Offices

We maintain our principal office at 340 North Sam Houston Parkway East, Suite 250, Houston, Texas 77060. Our telephone number is (281) 445-0020 and our facsimile number is (281) 445-0022. The offices are leased from a non-related party under a three year lease that commenced October 23, 2001 at an annual rental of $34,437.50 payable in monthly installments of $2,869.80. The office area is 2,755 square feet, divided into a reception area, a conference room, a file/storage/utility room and five executive offices. The Company owns the office furniture and equipment in the office. This space is adequate for current needs and our needs for the next 12 - 24 months.

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

On August 28, 2000, we entered into an exclusive License Agreement with Divine Logic for the exclusive worldwide marketing rights to the Divine Logic software. The Company will be required to pay 27.5% of the gross revenues from all sales of the software to Divine Logic. The term of this contract, referred to as the "license period" is defined to be in force "for so long as there is any proprietary rights or interest in the Confidential Information or the Intellectual Property, starting on the Effective Date." The Effective Date was August 28, 2000. There are no license fees due, nor are there any royalties due and payable until such time as the Company generates revenue from the sale of the Divine Logic software. The license is assignable and transferable.

On May 4, 2001, we entered into an exclusive License Agreement, effective December 12, 2000 with ONSLR e2000 and a group of individuals, namely, Nick Mascia, Amit Kumar Singh, Kushal Kumar and Kashal Kumar for the exclusive worldwide marketing rights to the ONSLR e2000 software. The Company was required to pay $25,000 as an advance payment against any future royalties. The Company is not required to make any future payments until the royalties owed to ONSLR exceed $25,000. Mr. Mascia, the individual that introduced the Company to the Licensor, is being paid a finder's fee in the form of a share in the royalty.

We have hired the law firm of Duane, Morris and Heckscher, LLP to file the trademark and patent applications for Divine Logic and ONSLR. The trademark applications have been filed and the patent applications will be filed with the United States Patent and Trademark Office imminently.

ITEM 3. LEGAL PROCEEDINGS.

On July 15, 2002, Robert M. Overholt, the Company's former counsel and corporate consultant, filed a complaint in the District Court of Harris County, Texas against the Company and Messrs. Szymanski and Douglas. The plaintiff is seeking deferred salary and the right to purchase a significant number of shares of the Company's Common Stock at the par value. Management is confused by his demand, and believes this matter will be disposed of in the near future.

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

The range of our prices for the past two fiscal years is as follows:

     Quarter                           High Ask                Low Bid
     -------                           --------                -------
     1st Qtr,'00                       $ 0.6562                $ 0.3438
     2nd Qtr,'00                       $ 0.6562                $ 0.375
     3rd Qtr,'00                       $ 0.5625                $ 0.25
     4th Qtr '00                       $ 0.4688                $ 0.125

     Quarter                           High Ask                Low Bid
     -------                           --------                -------
     1st Qtr,'01                       $ 0.52                  $0.17
     2nd Qtr,'01                       $ 0.26                  $0.125
     3rd Qtr,'01                       $ 0.37                  $0.115
     4th Qtr '01                       $ 0.33                  $0.102




On December 31, 2001, there were a total of 1032 shareholders. No dividends were paid.


When the business of Redox became the business of the Company in 1993, there were approximately 900 shareholders. Since that time, there has not been an increase in the shareholder base attributable to a private or public offering of securities, with the exception of the issuance of 1,000,000 shares to a single investor, who invested $120,000 in April of 2001.

          a. January 1, 1998  -- 844 shareholders of record;
          b. January 1, 1999  -- 952 shareholders of record;
          c. January 1, 2000  -- 979 shareholders of record;
          d. January 1, 2001  --1008 shareholders of record;
          e. January 1, 2002  --1032 shareholders of record.

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

In April, 2001, the Company raised $120,000 through a Rule 506 private placement by selling 1,000,000 shares of Common Stock at $0.12 per share to a single individual investor. Mr. Homer Stephens. This issuance is considered exempt by reason of Section 4(2) of the Securities Act of 1933 and Regulation D of the Securities Act of 1933, and Rule 506 promulgated thereunder.

On July 18, 2001, Redox issued a total of 3,302,088 shares of common stock to two officers and a consultant valued at the then trading price of $.25 per share for a total value of $825,522. This issuance is considered exempt by reason of Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

                                           (Restated)     (Restated)
                                2001           2000          1999          1998           1997
                            -----------    -----------    -----------   -----------   -----------

Revenues                    $         0    $         0    $         0   $         0   $         0
(Loss) from continuing
   operations)              $(1,212,314)   $(  427,855)   $  (324,288)  $  (168,879)  $  (532,820)

(Loss) from continuing
   operations per share     $     (0.02)   $     (0.01)   $     (0.01)  $    (0.004)  $    (0.012)

Total assets                $    22,534    $    19,442    $    20,194   $    18,887   $     8,981

Long term debt              $         0    $         0    $         0   $         0   $         0



                                                                                          PAGE 8

The loss from continuing operations in 1997 is largely due to the issuance of 300,000 shares of common stock to a consultant for services performed valued at $459,300.


                       COMPARATIVE OPERATING EXPENSES
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999


I    CASH OPERATING EXPENSES             2001         2000         1999
     -----------------------          ----------   ----------   ----------

     Auto Expense                          2,998          933   $    3,662
     Contract Labor                        1,060          -0-          -0-
     Dues & Subscription                   1,559        1,338          -0-
     Insurance                             3,008          867          -0-
     Office                               12,441       10,561        9,076
     Legal & Professional                 89,705       53,867       50,864
     Public Relations                     50,936       41,525        8,174
     Rent                                 30,441       33,313       42,005
     Research                             73,450          -0-          -0-
     Telephone                            17,765       16,394       17,639
     Travel                               35,318       64,468      150,949 (1)
     Taxes                                 1,744          962        2,368
     Royalty                              34,000       35,000       35,000
                                      ----------   ----------   ----------

     Total Cash Expenses              $  354,425   $  259,228   $  319,737

II   NON CASH OPERATING EXPENSES
      ---------------------------

     Interest Expense                 $   25,228   $   40,527   $      -0-(2)
     Depreciation                          7,139        5,600   $    4,551
     Paid in Stock                       825,522   $  122,500   $      -0-(3)
                                      ----------   ----------   ----------
     Total Non Cash Expenses          $  857,889   $  168,627   $    4,551
     -----------------------          ----------   ----------   ----------
     Total Shares for Period          $1,212,314   $  427,855   $  324,288
     -----------------------          ----------   ----------   ----------

Notes:

(1) Extensive Travel to India & Malaysia
(2) Interest was forgiven by note holder
(3) The $825,522 for compensation was for the period 7/1/96 - 12/31/01
(4) The $122,500 was paid in stock to consultants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

Our financial condition has not changed materially from December 31, 1999 to the date of the financial statements herewith provided. We have suffered recurring losses from operations, and its current liabilities exceed our current assets. As of December 31, 2000, there was a stockholders' deficit. To the extent that we have incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company's President, Richard Szymanski. We intend to continue to rely on Richard Szymanski's capital infusions to fund our operations until we begin significant sales of our licensed products. Mr. Szymanski has outside investments and a trust that support him. He has made assurances to the Company that he will continue to finance the Company through 2006 if necessary.

We expect that our software technologies will start generating revenues in the third quarter of 2002.

Plan of Operation

We have developed a plan of operation that covers our final testing requirements, our marketing plan and strategy, our intended methods for generating revenue, and our staffing requirements.

Objective: Our objective is to initially market our software technologies to computer hardware manufactures and other original equipment manufacturers ("OEMs") before offering the technologies to the general public. It is our intention, to use a portion of the revenues generated from our software technologies to fulfill our remaining business objectives, including the completion of our product development for the marketing of our battery technology. Management believes that the final development and marketing of its battery technology will be delayed at least through the fourth quarter of 2002.

Testing: Independent testing for our software technologies has been commenced by eTesting Labs, Inc., a division of Ziff Davis, Inc. Independent testing was conducted by Business Applications Performance Corporation of Santa Clara, CA. ("BAPco"), which was completed in July of 2001. Utilizing a benchmark software suite created by BAPco, our ONSLR e2001 office productivity scores exceeded similarly equipped Notebook PC scores by 30-50%. BAPco is a non-profit consortium, who's charter is to develop and distribute a stet of objective performance benchmarks based on popular/personal computer applications and industry standard operating systems. To learn more about BAPco, see www.bapco.com.

Further testing will ensue with BAPco's Internet Creation Content module and results will then be posted on the REDOX website at www.rdox.com following notification to BAPco's membership companies including Compaq, Dell, HP, IBM, Intel, Microsoft as well as many others. It is our intention to thoroughly test our products before taking them to market.

Products and our Target Market: Our primary software technologies consist of Divine Logic 2000 and ONSLR e2001.

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

Both our software technologies will be marketed directly to OEMs, and the Company will generate its revenue on a per unit basis, i.e. one upload per unit, prior to the manufacturer's release of its product to the market place. Our President, Mr. Szymanski, has met with more than twenty such OEMs and negotiations will progress once final test data has been released. Although our unit price has not been yet established or finalized, we intend to establish pricing for OEMs based on our marketing research and negotiation with OEMs. Upon release of final testing for both software technologies, we will begin actively pursuing the OEMs, many of which we have already established contact and a strong level of interest with.

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

Battery Technologies: Our plan of operations does not include our battery technology. It is our objective to generate revenue through our software technologies over the next 12 to 24 months, and a portion of our profits will be used to complete the product development and marketing plan necessary to launch this technology.

Staffing Requirements: Over the next twelve months, we anticipate hiring a Secretary and a national sales representative. Presently, we have three employees. Over the next 24 months, we plan to build our sales force by hiring four additional national representatives.

Aside from the single investment in 2001 of Mr. Homer Stephens, Mr. Szymanski has personally financed this Company since his acquisition of DCUSA in 1993. There has never been a public or private solicitation for funding. Mr. Szymanski has made assurances to the Company that he will continue to finance the Company on an as needed basis through 2006 if necessary.

Operating Data:

There was no revenue from sales and ancillary income for the calendar years ended December 31, 1998, December 31, 1999, December 31, 2000 and December 31, 2001.

General and Administrative expenses (operating expenses) were $287,543 in cash and 825,522 in common stock; and $259,228 in cash and 122,500 shares in common stock for the year ending December 31, 2000.

Liquidity and Capital Resources:

Prior to 1996, Mr. Szymanski had advanced a total of $1,080,712 to the Company, and had a Promissory Note from the Company. In February 2001, the Board elected to convert Mr. Szymanski's promissory note of $1,080,712 to equity of 11,937,311 shares of Common Stock, which conversion was not effectuated until September of 2001. Based upon the recommendation of the SEC, our counsel and our independent auditors, we have recalculated the conversion ratio to reflect 75% of the fair market value at the time of conversion, which reduced the number of shares by 7,793,454 shares. As a result of this recalculation using a share value of $0.26 per share ($0.26 x 75%) the shares issued should have been 4,143,857. A total of 7,793,454 shares were returned to our authorized shares in April of 2002. Mr. Szymanski has made assurances that he will continue to personally finance the Company, to the best of his ability, through 2006, on an as needed basis.

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

In April 2001, the Company raised $120,000 through a private placement by selling 1,000,000 shares of common stock at $.12 per share to a single individual, Mr. Homer Stevens. This issuance was considered exempt by reason of Section 4(2) of the Securities Act of 1933.

During the next 12 months, Management has identified specific financial demands and commitments, as well as broad financial requirements, as follows:


     Final testing costs for software technologies:      $ 20,000

     Marketing Plan Development and Implementation;      $ 90,000
          Mark Weiner Design:

     Advances on Royalty Payments:                       $ 50,000

     Working Capital:                                    $ 75,000(1)

     General and Administrative:                         $180,000
                                                         ========

     Total

(1) Amount listed under Working Capital has not yet been specifically allocated.

Our commitments to our licensors, Divine Logic, ONSLR e2001 and Clark University, are all current. The sale of products using the licensed software technology (and later, battery technology) will trigger payments to our licensors. We do not anticipate that problems will arise with respect to our making such payments, as they will be paid directly out of revenues generated from sales. If required payments are not made for any unforeseen reason however, our license agreement(s) involved may be considered in default. The Company raised $120,000 in a private placement from a single investor in April of 2001. The proceeds from that sale are being applied towards the Company's financial needs, as outlined above. Until such time that we are generating revenues sufficient to cover these expenses, Mr. Szymanski has made assurances to the Company that he will make up the difference personally.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any market risk sensitive instruments, commodity risk or any foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Richard A. Szymanski is President, Chairman of the Board of Directors and CEO of our Company, serving in these capacities since our incorporation in April 1993. Mr. Szymanski is seeking to develop and improve high density power batteries. Mr. Szymanski previously served as Vice President and Technical Director of World Book Encyclopedia Science Service for several years where he maintained a staff of professional science writers and photographers for the purpose of writing and illustrating major scientific events, including: exclusive coverage of the seven original astronauts, organizing all photo coverage including space launchers at Cape Kennedy, and the initial heart transplants performed in Houston, Texas. Mr. Szymanski has outside investments and a trust, both of which provide him with ample support and they enable him to assist the Company in times of financial need.

Clifton D. Douglas has served as Secretary/Treasurer and Director since July 1996, overseeing and managing all of the accounting and financial affairs of the Company. From 1990 though 1995, Mr. Douglas was Vice President of Tiger Oil and Gas, Inc., Latin America Trading Company and Petrorental Internacionales, S.A., where he was responsible for operations in Mexico and Latin America. Mr. Douglas continues to work as a financial consultant in the areas of oil, gas and real estate construction.

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

Mr. Schuler received a Bachelor of Science Degree in Finance and Business Administration from the University of North Carolina.

Nicholas Mascia is our Vice President of Software Development and Sales, serving in that capacity since April of 2001. He also continues to hold the position of National Sales Manager of Vertima Virtual Software, Inc., a software start-up company of which he co-founded in 1995. His professional sales experience spans over 18 years, covernig the fields of PC Hardware, Application Software and 3d Design. He received his initial technical sales training at IBM Corp. in Orlando, Florida where he achieved 100% plus quota for three consecutive years. Mr. Mascia exceeded 100% of Ad Calcomp, Inc.'s sales quota for 9 out of 10 years. He was named salesman of the year at Paradyme Corp. for generating $2.9 million in revenue.

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

Lawrence C. Oakley: Mr. Oakley ("Larry") is CEO and editor of WallStreetCorner.com, Inc., which publishes www.WallStreetCorner.com and Conservative Speculator. He has been editor of Conservative Speculator for the past 16 years. Larry has been a featured speaker at over 60 international investment conferences. Before creating Conservative Speculator, he and his wife Roseanne wrote two computer and seven investment newsletters for various publishers. Larry's early background includes several years as president of a successful electronic test equipment manufacturer; a marketing director of a NYSE company; and marketing manager of the electronic component manufacturing division of a Fortune 500 company.

Mr. Oakley holds a Bachelor of Mechanical Engineering from George Washington University, and a Bachelor of Science in Business Management and Accounting from College of the City of New York, where he graduated first in his class.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

In 2001, Maria M. Douglas, wife of Clifton Douglas, sold a total pf 216,500 share of her common stock of the Company pursuant to Rule 144 of the Securities Act of 1933, as amended. In January of that year, she sold 35,000 shares; in April, she sold 30,000 shares; in September, she sold 30,000 shares; in November, she sold 75,000 shares; and in December she sold 50,000 shares. Pursuant to Section 16(a) and 23(a) of the Securities Exchange Act of 1934, she was required, as the spouse of an affiliate, to file a Form 4 with the United States Securities and Exchange Commission as she was a deemed control person as defined by the Act. The Form 4 sets forth and discloses changes of beneficial ownership of his Common Stock of the Company. As of the date of this amended filing, Maria Douglas has filed a Form 5 to cover the Form 4 disclosures that she failed to make.

In 2001, the Clifton D. Douglas Family Trust (the Douglas Trust") sold a total of 299,500 shares of the Company's common stock pursuant to Rule 144 of the Securities Act of 1933, as amended. In June of that year, he sold 35,000 shares; in July, he sold 125,000 shares; in August, he sold 22,000 shares; in September, he sold 40,000 shares; and in October, he sold 77,500 shares. Pursuant to Section 16(a) and 23(a) of the Securities Exchange Act of 1934, he was required to file a Form 4 with the United States Securities and Exchange Commission as he was a control person as defined by the Act. The Form 4 sets forth and discloses changes of beneficial ownership of his Common Stock of the Company. As of the date of this amended filing, The Douglas Trust has filed a Form 5 to cover the Form 4 disclosures that it failed to make.

the Richard Szymanski Trust #1 sold a total of 2,139,000 shares of the Company's common stock pursuant to Rule 144 of the Securities Act of 1933, as amended. In January, he sold a total of 335,000 shares; in February, he sold a total of 250,000 shares; in March he sold a total of 452,700 shares; in April, he sold 100,700 shares; in May, he sold 90,000 shares; in June, he sold 55,000 shares; and in July, he sold 245,500 shares; in August, he sold 35,500; in September, he sold 120,000 shares; in October, he sold 129,999 shares; in November, he sold 93,000 shares; and in December, he sold 209,400 shares. Pursuant to Section 16(a) and 23(a) of the Securities Exchange Act of 1934, he was required to file a Form 4 with the United States Securities and Exchange Commission as he was a control person as defined by the Act. The Form 4 sets forth and discloses changes of beneficial ownership of his Common Stock of the Company. As of the date of this amended filing, The Douglas Trust has filed a Form 5 to cover the Form 4 disclosures that it failed to make.

ITEM 11. EXECUTIVE COMPENSATION.

Officers Compensation

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

Annual Compensation including wages, cash remuneration of any kind, performance-based stock and options and non-performance based stock and options, SAR grants and deferred compensation of any kind for the past three years is as follows:


     Name                  Title                  2001      2000      1999
     ----                  -----                  ----      ----      ----

     Richard Szymanski     President               -0- (1)   -0-       -0-

     Clifton D. Douglas    Secretary/Treasurer     -0- (2)   -0-       -0-



(1)(2)On April 2, 2002, the Board of Directors consented to issue shares to Messrs Szymanski and Douglas in lieu of their deferred annual salaries for 2001 of $100,000 and $75,000 respectively. The average fail value of $0.09 per share was used, and Mr. Szymanski was issued 1,111,111 shares, and Mr. Douglas was issued 8,333,333 shares.

Directors Compensation

Our Directors have not historically been compensated for serving on the Board. However, for 2001, the Board consented unanimously to the issuance of 67,500 shares to James Schuler for his services as a non-employee Director. That issuance was made in April of 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since his association with the Company in 1993, Mr. Szymanski has provided substantially all of the funding which the Company has received. From 1993 to June 30, 2000, Mr. Szymanski has advanced a total of $1,080,712 to the Company. In addition, Mr. Szymanski has served as Chairman of the Board, Vice President and President and as the primary employee during that same period without compensation. In 1996, in an effort to recognize Mr. Szymanski's contributions, the Board of Directors authorized the issuance of 6,000,000 shares of a series of Convertible Preferred Stock which was designated for that purpose. This issuance was based upon a then recent Amendment to the Certificate of Incorporation which had authorized 10,000,000 shares of undesignated Preferred Stock having a par value of $.001 per share. In reliance upon that issuance, the advances made by Mr. Szymanski prior to that date were booked as "Additional Paid in Capital". Furthermore, Mr. Szymanski continued to make all necessary cash advances and in reliance upon the issuance of the Convertible Preferred Stock, those were also booked as "Additional Paid In Capital". In essence, Mr. Szymanski's advances were treated as capital contributions. During the second quarter of 2000, questions were raised about the validity of the 1996 Amendment to the Certificate of Incorporation since the proxies used for the required vote of the stockholders had been solicited without the use of a definitive Proxy Statement filed in accordance with the Proxy Rules of the Securities and Exchange Commission. To resolve the problem, the Board and Mr. Szymanski rescinded the issuance with respect to the 5,000,000 shares of Convertible Preferred Stock still held by his trust, issued him a Promissory Note for the $1,080,712 in advances, and agreed to develop an alternative plan to recognize his advances and convert the Promissory Note back to equity. The Board has approved the issuance of the Promissory Note and subsequent conversion of that Note to equity. Even though only

5,000,000 of the 6,000,000 shares of convertible preferred stock were canceled, the Board elected to issue the Promissory Note for the full amount advanced. The other 1,000,000 shares of Convertible Preferred had already been converted. Since the Company is not certain, after consulting with counsel, that the Preferred series was designated properly under Delaware state law. The Company will no longer issue shares from this series, and in a Board resolution, unanimously consented to canceling the series.

With respect to those 1,000,000 shares, they were issued to Mr. Szymanski as "founder's shares," independent of the shares issued in exchange for his rescission of the 5,000,000 shares of preferred.

The Promissory Note bore no interest through December 31, 2000 (the Maturity
Date), but provided that if not paid in full or before the Maturity Date, interest would be retroactively applicable for the period from the date of the Note, August 14, 2000, through the Maturity Date at a rate of 10% per annum, simple interest, and after the passage of the Maturity Date, the Company (or Borrower) would be considered in default. Unpaid principal and unpaid interest thereon would be retroactively calculated bearing an interest rate of 18% per annum until paid. The Board approved Mr. Szymanski's conversion of the Note to equity, and issued him 11,937,311 shares of our Common Stock in February of 2001. This was later recalculated.

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

In January of 2000, we filed an S-8 Registration with the Securities and Exchange Commission for 250,000 shares, and we subsequently issued those shares to two individuals, Larry Bell and Valery Oksamento, were brought on as members of the Redox advisory board. While they were supposed to receive reimbursement for their attendance at meetings and were to receive some shares of the Company's Common Stock, they believed that they should be issued 100,000 shares of stock; considerably more than the Company felt they earned or deserved. Bell and Oksamento demanded such issuance in October of 1995. They filed a complaint against Redox, and prior to going to trial in December of 1999, the parties mediated a settlement for 250,000 shares, which had a value of $108,375. While there was a dispute as to the number of shares that Bell and Oksamento were to receive, the parties acknowledged that consultant services were performed, and S-8 is legally available for this purpose.

     Form S-8 is available for the issuance of securities to consultants or advisors only if:

                  i) They are natural persons;
                  ii) They provide bona fide services to the registrant; and
                  iii) The services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the registrant's securities.

The services provided were not in connection with the offer or sale of securities, nor did they directly or indirectly promote or maintain a market for the Company's securities.

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

In February 2001, the Board elected to convert Mr. Szymanski's promissory note of $1,080,712 to equity of 11,937,311 shares of Common Stock, which conversion was not effectuated until September of 2001. Based upon the recommendation of the SEC, our counsel and our independent auditors, we have recalculated the conversion ratio to reflect 75% of the fair market value at the time of conversion, which reduced the number of shares by 7,793,454 shares. As a result of this recalculation using a share value of $0.26 per share ($0.26 x 75%) the shares issued should have been 4,143,857. A total of 7,793,454 shares were returned to authorized in April of 2002.

On July 18, 2001, Redox issued a total of 3,302,088 shares of common stock to two officers and a consultant valued at the then trading price of $.25 per share for a total value of $825,522. These issuances were considered exempt by reason of Section 4(2) of the Securities Act of 1933.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 20, 2002, information regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On April 20, 2002 there were 59,395,945 shares issued and outstanding of record.


     Name and Address of              Number of             Percent
     Beneficial Owner                 Common Shares         As of 4/20/02(1)
     -------------------              ---------------       ---------------

     Richard Allen Szymanski                   50,000             .08%
     15 White Oak Manor
     Conroe, Texas 77304

     Richard Alan Szymanski Trust #1       17,069,856(2)           29%
     15 White Oak Manor
     Conroe, Texas 77304

     Clifton D. Douglas                       352,160(4)          0.6%
     14674 F. Perthshire
     Houston, Texas 77079

     Clifton D. Douglas Family Trust        1,507,833            2.54%
     14674 F. Perthshire
     Houston, Texas 77079

     James R. Schuler                          67,500             .11%
     1141 Harbor Bay Parkway
     Alameda, CA 94502

     All officers and
     directors as a group(3)               18,979,849           32.33%

_________________________

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

(4) These shares have been transferred by Mr. Douglas to his wife. Mr. Douglas may have a beneficial interest in these shares.

     Name and Address of              Number of             Percent
     Beneficial Owner                 Preferred Shares      As of 4/20/02(1)
     -------------------              (2001 Series )        ----------------
                                      ----------------

     Richard Alan Szymanski                   -0-                 -0-
     Trust #1
     15 White Oak Manor
     Conroe, Texas 77304

     Clifton D. Douglas                       -0-                 -0-
     14674 F. Perthshire
     Houston, Texas 77079

     James R. Schuler                         -0-                 -0-
     1141 Harbor Bay Parkway
     Alameda, CA 94502

     All officers and
     directors as a group(3)                  -0-                 -0-

_________________________

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

REDOX TECHNOLOGY CORPORATION



                   By: /s/  Richard A. Szymanski
                      ----------------------------------
                      Richard A. Szymanski, President
                      Date: August 3, 2002

                   By: /s/ Clifton D. Douglas
                      ----------------------------------
                      Clifton D. Douglas, CFO
                      Date: August 3, 2002




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.


                       /s/ Clifton D. Douglas
                     -------------------------------
                     Clifton D. Douglas, Director
                     Date:  August 3, 2002

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