Form 10QSB
period 2002-06-30
REDOX TECHNOLOGY CORP
filed 2002-08-20
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

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

YES  [X]  NO  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                             NUMBER  OF  SHARES  OUTSTANDING
                                                  ON:  June  30,  2002

          Common  Stock
par  value  $0.00005  per  share                           62,318,989

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF ReDOX TECHNOLOGY CORPORATION (Hereinafter referred to as Registrant or Company)

Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of June 30, 2002, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                    As of June 30, 2002 and December 31, 2001


                                                     (Unaudited)
                                                      June  30,    December  31,
                                                        2002           2001
                                                    ------------   -----------
     ASSETS

Cash                                                $        948   $       305
Property and equipment, net of $50,241 and
  $46,523 accumulated depreciation                        15,641        19,359
Security deposits                                          2,870         2,870
                                                    ------------   -----------
  Total Assets                                      $     19,459   $    22,534
                                                    ============   ===========
     LIABILITIES

Accounts payable                                    $     82,997   $    69,745
Accrued interest                                           4,259
Note payable to founder                                  511,119
                                                    ------------   -----------
  Total Liabilities                                      598,375        69,745
                                                    ------------   -----------
     STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000
  shares authorized, 0 and 0 shares
  outstanding, respectively
Common stock, $.00005 par, 100,000,000 shares
  authorized, 62,318,989 and 50,950,000
  shares outstanding respectively                          3,116         2,969
Additional paid in capital                             3,922,418     4,052,845
Deficit accumulated during the development stage      (4,504,450)   (4,103,025)
                                                    ------------   -----------
  Total Stockholders' Deficit                         (  578,916)   (   47,211)
                                                    ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $     19,459   $    22,534
                                                    ============   ===========

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
     For the Three Months and Six Months ended June 30, 2002, and 2001, and the Period from April 9, 1993 (Inception) Through June 30, 2002
                                   (Unaudited)

                                                                                        Inception
                                  Three  Months  Ended          Six  Months  Ended       Through
                                  June  30,   June  30,       June  30,     June  30,    June  30,
                                     2002         2001          2002          2001          2002
                                ------------  ------------  ------------  ------------  ------------

General  &  administrative
  - paid in cash                $    46,063   $   112,683   $    81,291   $    163,266   $ 1,534,984
  - paid in stock                   263,074                     263,074                    2,698,246
Research & development                5,271        26,743        49,083         37,743       150,965
Interest expense                      4,259                       4,259         25,228        70,014
Depreciation                          1,859         1,924         3,718          3,551        50,241
                                ------------  ------------  ------------  ------------  ------------
Net loss                        $  (320,526)  $  (141,350)  $  (401,425)  $   (229,788)  $(4,504,450)
                                ============  ============  ============  ============  ============
Basic and diluted
  loss per common
  share                           $    (.01)    $    (.00)    $    (.01)    $     (.00)
Weighted average
  common shares
  outstanding                    62,318,989     55,760,524   60,624,600     54,391,226

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 2002 and 2001, and
         the Period from April 9, 1993 (Inception) Through June 30, 2002
                                   (Unaudited)


                                                                                     Inception
                                                                                      Through
                                                        June  30,      June  30,     June  30,
                                                          2002           2001          2002
                                                     -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $   (401,425)  $   (229,788)  $  (4,504,450)
  Adjustments to reconcile net loss
    to cash used by operating activities:
    Stock issued for lawsuit                                                             122,500
    Stock issued for patent                                                                1,500
    Stock issued for services                             263,074                      2,574,246
    Depreciation                                            3,718          3,551          50,241
    Changes in:
      Accrued interest                                      4,259         25,228          70,014
      Deposits                                                                        (    2,870)
      Accounts payable                                     13,252         10,802          82,997
                                                     -------------  -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES                    (117,122)      (190,207)     (1,605,822)
                                                     -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                            (   65,882)       (  6,436)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                                  120,000         120,350
  Contributions to capital by founder                     117,765         79,655       1,552,302
                                                     -------------  -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 117,765        199,655       1,672,652
                                                     -------------  -------------  -------------
NET CHANGE IN CASH                                            643          3,012             948

CASH AT BEGINNING OF PERIOD                                   305            633               0
                                                     -------------  -------------  -------------
CASH AT END OF PERIOD                                $        948   $      3,645   $         948
                                                     =============  =============  =============

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  BASIS  OF  PRESENTATION1   BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Redox Technology Corporation ("Redox"), have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Redox's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2001 as reported in the 10-K have been omitted.


NOTE  2  -  NOTE  PAYABLE  TO  FOUNDER

In June 2002, Redox issued a promissory note to the founder as a reclassification of past contributions to capital of $511,119. The note bears no interest and matures on September 30, 2002. Interest of 10% has been imputed. Accrued interest as of June 30, 2002 totaled $4,259.


NOTE  3  -  COMMON  STOCK

In the three months ended June 30, 2002, Redox issued 2,923,044 shares of common stock to employees, a director, and a consultant. The services were valued at $.09 per share for a total value of $263,074.

ITEM  2.  PLAN  OF  OPERATIONS
------------------------------

As previously reported this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. We continue to utilize capital borrowed from our principal shareholder.

We have suffered recurring losses from operations, and its current liabilities exceed our current assets. As of December 31, 2001, there was a stockholders' deficit. To the extent that we have incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company's President, Richard Szymanski. We intend to continue to rely on Richard Szymanski's capital infusions to fund our operations until we begin significant sales of our licensed products. Mr. Szymanski has outside investments and a trust that support him. He has made assurances to the Company that he will continue to finance the Company through 2006 if necessary.

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

Marketing  Strategy:

We have retained the marketing firm of Mark Weiner Design to develop our marketing plan. Upon completion of the testing and with the release of the test data, that company will begin executing its process of product-information dissemination and its product fulfillment plan. Strategic branding, or creating name recognition through advertising in trade publications and other traditional formats, will be a primary focus of Mark Weiner Design. Marketing will progress in three phases. We anticipate our marketing costs to run approximately $100,000.

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

By year-end, or the first quarter of 2003, we believe we will have a positive cash flow. This assessment is based upon the net profit we expect to earn on the sub-licensing of our software technologies and the size of the OEM marketplace.

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

Staffing Requirements: Over the next twelve months, we anticipate hiring a Secretary and a national sales representative. Presently, we have three part time employees. Over the next 24 months, we plan to build our sales force by hiring four additional national representatives.

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

During the second quarter of 2002, in June, we issued 150,000 shares of our Common Stock to our legal counsel for services previously rendered. These shares were registered with the Securities and Exchange Commission on a Form S-8.

During the next 12 months, Management has identified specific financial demands and commitments, as well as broad financial requirements, as follows:

           Final  testing  costs  for  software  technologies:     $  20,000

           Marketing  Plan  Development  and  Implementation;      $  90,000
                    Mark  Weiner  Design:

           Advances  on  Royalty Payments:                         $  50,000

           Working  Capital:                                       $  75,000 (1)

           General  and  Administrative:                           $ 180,000
                                                                   ---------

           Total                                                   $ 415,000

(1) Amount listed under Working Capital has not yet been specifically allocated.

Our commitments to our licensors, Divine Logic, ONSLR e2001 and Clark University, are all current. The sale of products using the licensed software technology (and later, battery technology) will trigger payments to our licensors. We do not anticipate that problems will arise with respect to our making such payments, as they will be paid directly out of revenues generated from sales. If required payments are not made for any unforeseen reason however, our license agreement(s) involved may be considered in default. Until such time that we are generating revenues sufficient to cover these expenses, Mr. Szymanski has made assurances to the Company that he will make up the difference personally, and will continue to do so through 2006.


                                     PART II
                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On July 15, 2002, Robert M. Overholt, the Company's former counsel and corporate consultant, filed a complaint in the District Court of Harris County, Texas against the Company and Messrs. Szymanski and Douglas. The plaintiff is seeking deferred salary and the right to purchase a significant number of shares of the Company's Common Stock at the par value. Management is reviewing the demand and believes this matter will be disposed of in the near future.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ReDOX  TECHNOLOGY  CORPORATION
                                     (Registrant)

DATE: 8/19/2002                      /s/ Richard A. Szymanski
      -----------------              -------------------------
                                     Richard  A.  Szymanski
                                     President/Director