Form 10QSB
period 2002-09-30
REDOX TECHNOLOGY CORP
filed 2002-11-15
CIK 833083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended September, 2002

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


            CLASS                             NUMBER OF SHARES OUTSTANDING
                                                  ON: September 30 2002
          Common Stock
par value $0.00005 per share                           62,980,089

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF REDOX TECHNOLOGY CORPORATION
(Hereinafter referred to as Registrant or Company)

Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of September 30, 2002, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                 As of September 30, 2002 and December 31, 2001



                                                    (Unaudited)
                                                     Sept. 30,      December 31,
                                                        2002           2001
                                                     -----------    -----------
ASSETS
Cash                                                $         22   $       305
Property and equipment, net of $52,100 and
  $46,523 accumulated depreciation                        13,782        19,359
Security deposits                                          2,870         2,870
                                                     -----------    -----------
  Total Assets                                      $     16,674   $    22,534
                                                     ===========    ===========
  LIABILITIES

Accounts payable                                    $     92,888   $    69,745
Accrued interest                                          60,780
Due to related party                                      10,000
Note payable to founder                                  511,119
                                                     -----------    -----------
  Total Liabilities                                      674,787        69,745
                                                     -----------    -----------

  STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000
  shares authorized, 0 and 0 shares
  outstanding, respectively
Common stock, $.00005 par, 100,000,000 shares
  authorized, 62,980,089 and 59,395,945
  shares outstanding respectively                          3,149         2,969
Additional paid in capital                             3,991,730     4,052,845
Deficit accumulated during the development stage      (4,652,992)   (4,103,025)
                                                     -----------    -----------
  Total Stockholders' Deficit                         (  658,113)   (   47,211)
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $     16,674   $    22,534
                                                     ===========    ===========

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
  For the Three Months and Nine Months ended September 30, 2002, and 2001, and the Period from April 9, 1993 (Inception) Through September 30, 2002
                                   (Unaudited)

                           Three Months Ended            Nine Months Ended          Inception
                               September 30,               September 30,           Through
                            2002          2001          2002           2001           2002
                          ---------     ---------     ---------     -----------    -----------
General &
  administrative
  - paid in cash        $    74,412   $    35,009   $    155,703   $    198,384   $ 1,609,396
  - paid in stock            59,499       825,522        322,573        825,522     2,757,745
Research & development       18,139        49,083         55,882        150,965
Interest expense             12,772        17,031         16,102         82,786
Depreciation                  1,859         1,729          5,577          5,280        52,100
                          ---------     ---------     -----------     -----------  -----------
Net loss                $  (148,542)  $  (880,399)  $   (549,967)  $ (1,101,170)  $(4,652,992)
                          =========     =========     ===========    ============  ============

Basic and diluted
  loss per common
  share                 $      (.00)  $      (.01)  $       (.01)  $       (.02)
Weighted average
  common shares
  outstanding            62,404,172    66,639,051     61,217,791     62,370,561

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 2002 and 2001, and
      the Period from April 9, 1993 (Inception) Through September 30, 2002
                                   (Unaudited)



                                                                                     Inception
                                                  Sept. 30,          Sept. 30,       Sept. 30,
                                                    2002                2001           2002
                                           ---------------------- ---------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                 $             (549,967)  $ (1,101,170)  $(4,652,992)
  Adjustments to reconcile net loss
    to cash used by  operating activities:
    Stock issued for lawsuit                                                           122,500
    Stock issued for patent                                                              1,500
    Stock issued for services                             322,573        825,522     2,633,745
    Depreciation                                            5,577          5,280        52,100
    Changes in:
      Deposits                                                                         ( 2,870)
      Accounts payable                                     23,143          9,918        92,888
      Accrued expenses                                     60,780                      126,535
                                           ---------------------- ---------------- -------------
NET CASH USED IN OPERATING ACTIVITIES                    (137,894)    (  260,450)   (1,626,594)
                                           ---------------------- ---------------- -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                            (    8,848)  (   65,882)
                                           ---------------------- ---------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                   120,000        120,350
  Contributions to capital by founder                     127,611        149,430     1,562,148
  Advances by related party                                10,000                       10,000
                                           ---------------------- ---------------- -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 137,611        269,430     1,692,498
                                           ---------------------- ---------------- -------------


NET CHANGE IN CASH                                       (    283)           132            22

CASH AT BEGINNING OF PERIOD                                   305            633             0
                                           ---------------------- ---------------- -------------

CASH AT END OF PERIOD                      $                   22   $        765   $        22
                                           ====================== ================ ==============


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


NOTE 3 - DUE TO RELATED PARTY

A related party advanced Redox $10,000 in August 2002 on a short term basis.


NOTE 2 - NOTE PAYABLE TO FOUNDER

In June 2002, Redox issued a promissory note to the founder as a reclassification of past contributions to capital of $511,119. The note bears no interest and matures on September 30, 2002. Interest of 10% has been imputed. Accrued interest as of June 30, 2002 totaled $4,259. On September 30, 2002, Redox was granted an extension until December 31, 2002.


NOTE 3 - COMMON STOCK

In the second quarter of 2002, Redox issued 2,923,044 shares of common stock to employees, a director, and a consultant. The services were valued at $.09 per share for a total value of $263,074.

In the third quarter of 2002, Redox issued 661,100 shares of common stock to employees, a director, and a consultant. The services were valued at $.09 per share for a total value of $59,499.

ITEM 2.PLAN OF OPERATIONS
-------------------------
As previously reported this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. We continue to utilize capital borrowed from our principal shareholder.

We have suffered recurring losses from operations, and our current liabilities exceed our current assets. As of December 31, 2001, there was a stockholders' deficit. To the extent that we have incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company's President, Richard Szymanski. We intend to continue to rely on Richard Szymanski's capital infusions to fund our operations until we begin significant
sales of our licensed products.   Mr. Szymanski has outside investments and a
trust that support him. He has made assurances to the Company that he will continue to finance the Company through 2006 if necessary.

Plan of Operation

We have developed a plan of operation that covers our final testing requirements, our marketing plan and strategy, our intended methods for generating revenue, and our staffing requirements.

Objective: Our objective is to initially market our software technologies to computer hardware manufactures and other original equipment manufacturers ("OEMs") before offering the technologies to the general public. It is our intention to use a portion of the revenues generated from our software technologies to fulfill our remaining business objectives, including the completion of our product development for the marketing of our battery technology. Management believes that the final development and marketing of its battery technology will be delayed at least through the first quarter of 2003.

Testing: Independent testing for our software technologies has been commenced by eTesting Labs, Inc., a division of Ziff Davis, Inc. Independent testing was conducted by Business Applications Performance Corporation of Santa Clara, CA. ("BAPco"), which was completed in July of 2001. Utilizing a benchmark software suite created by BAPco, our ONSLR e2001 office productivity scores exceeded similarly equipped Notebook PC scores by 30-50%. BAPco is a non-profit consortium, who's charter is to develop and distribute a stet of objective performance benchmarks based on popular/personal computer applications and industry standard operating systems. To learn more about BAPco, see www.bapco.com.
-------------

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

1. Divine Logic 2000, our exclusively licensed anti-piracy software program, was designed to prevent the theft of electronic information and unauthorized copying of software, CDs, DVDs and MP3s. This technology has been presented to potential users for

We will be targeting the following industries for this product:

o The computer software industry;
o The music CD industry;
o the DVD movie industry;
o The video game industry; and
o The MP3 industry.

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

Our software technologies will be marketed directly to OEMs, and the Company will generate its revenue on a per unit basis, i.e. one upload per unit, prior to the manufacturer's release of its product to the market place. Our President, Mr. Szymanski, has met with more than twenty such OEMs and negotiations will progress once final test data has been released. Although our unit price has not been yet established or finalized, we intend to establish pricing for OEMs based on our marketing research and negotiation with OEMs. Upon release of final testing for both software technologies, we will begin actively pursuing the OEMs, many of which we have established contact.

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

Phase 2 will include the tactical deployment of a targeted functional Web site. The design of the site will be based on the functional requirements identified in Phase l. Market and brand data that has been collected in Phase 1 will be analyzed and converted to action items designed to continue to build brand identity and design direction for implementation of the logo/mark and any specified marketing verbiage across the appropriate marketing channels. Phase 2 will involve: (i) exploration of the user interface regarding user's alignment to the established brand and target market; (ii) product collateral not developed in Phase 1 (such as user guides, compatibility guides, point-of-sale collateral, brochures, etc.) will be developed during this Phase.

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

By year-end of 2003, we believe we will have a positive cash flow. This assessment is based upon the net profit we expect to earn on the sub-licensing of our software technologies and the size of the OEM marketplace.

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

During the third quarter of 2002, in August, we issued 150,000 shares of our Common Stock for legal fees. These shares were registered with the Securities and Exchange Commission on a Form S-8. Also during this quarter, on September 12, 2002, we issued a total of 486,100 shares of our Common Stock to our officers, Clifton Douglas and Richard Szymanski in lieu of salaries, and 25,000 shares of our Common Stock to outside Director, James Schuler. These issuances of restricted stock are considered exempt by reason of the Securities Act of 1933.

During the next 12 months, Management has identified specific financial demands and commitments, as well as broad financial requirements, as follows:

Final testing costs for software technologies:          $ 20,000

Marketing Plan Development and Implementation;          $ 90,000
          Mark Weiner Design:

Working Capital:                                        $ 75,000(1)

General and Administrative:                             $180,000
                                                       ------------

Total                                                   $365,000



(1) Amount listed under Working Capital has not yet been specifically allocated.

Our commitments to our licensors, Divine Logic, ONSLR e2001 are all current. The sale of products using the licensed software technology (and later, battery technology) will trigger payments to our licensors. We do not anticipate that problems will arise with respect to our making such payments, as they will be paid directly out of revenues generated from sales. If required payments are not made for any unforeseen reason however, our license agreement(s) involved may be considered in default. Until such time that we are generating revenues sufficient to cover these expenses, Mr. Szymanski has made assurances to the Company that he will make up the difference personally, and will continue to do so through 2006.



                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 15, 2002, Robert M. Overholt, the Company's former counsel and corporate consultant, filed a complaint in the District Court of Harris County, Texas against the Company and Messrs. Szymanski and Douglas. The plaintiff is seeking deferred salary and the right to purchase a significant number of shares of the Company's Common Stock at the par value. We have engaged counsel and we believe this matter will be disposed of in the near future.


ITEM 6.  EXHIBIT INDEX

EXHIBIT 99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ReDOX TECHNOLOGY CORPORATION
                                     (Registrant)

DATE:    11/14/2002                   /S/
      -----------------              ------------------------
                                     Richard A. Szymanski
                                     President/Director