Form 10KSB
period 2002-12-31
REDOX TECHNOLOGY CORP
filed 2003-05-21
CIK 833083

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-KSB


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY

                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

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



                     11313 White Oak Way, Conroe, TX 77304
                              Tel: (409) 441-3205

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 Days. Yes [x] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asking price of the stock on December 31, 2002 was $1,856,793.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.


            CLASS                  NUMBER OF SHARES OUTSTANDING ON:
            -----                  --------------------------------
          Common Stock                     May 19, 2003
                                         -----------------
          par value $0.00005                 63,810,548

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

As a result of his efforts, Mr. Szymanski became aware of the work being done by Professor Licht at Clark University in Worcester, Massachusetts. At that time, the Company's battery was based on an alloy of aluminum, magnesium and zinc as the anode with a carbon-based cathode. Professor Licht was working with aluminum as the anode and sulfur and poly-sulfide as the cathode. Mr. Szymanski began working with Clark University and in September, 1998, after about three years of investigation and negotiations, the Company obtained a Patent License Agreement from Clark University. Unfortunately, to cash flow limitations, we were delinquent in making payments, and the license was revoked during the reporting period.

Software Technologies

We hope to generate sufficient revenues from our software technologies to fulfill our business objectives, including the completion of our testing necessary for our battery technology. Our development of production prototypes took considerably longer than we initially anticipated, and we intend to invest our efforts in marketing our software technologies first. We are in the final stages of negotiation with an application service provider, and we are considering a merger with this entity, which management believes will provide the Company with the financial assistance, strong management and support it needs to carry out its business objectives. We are finalizing a letter of intent with this entity which we plan to sign before May 31, 2003, which letter will outline a proposed stock for stock exchange, and will make this entity a wholly owned subsidiary of the Company. The Board of Directors feels that this proposed reorganization will benefit the Company and its shareholders.

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

Richard Szymanski, the founding and majority shareholder, has spent varying amounts of time since 1993 on these business efforts. Mr. Szymanski has taken no salary since inception and has personally funded most operating costs. Until 2002, no significant payments were made to third parties for any research efforts. Thus, the financial statements do not reflect any research and development expenditures until 2001.

In the past three years, a total of $xxxxx was charged as expenses. Activities that generated these expenses were primarily domestic and international airfares to meet with various scientists and inventors and on general operating expenses.

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


                              Battery Technology

The development of a high energy density battery is based on an aluminum/sulfur system. The significance of the composition of the battery is in its potential capacity to serve a stronger and longer life in a much smaller size. There are several types of batteries that are used for specific applications. There is the lead-acid battery, as found in motor vehicles and heavy equipment, alkaline batteries that you would use in your remote control or radio, and lithium-ion or Nickel Cadmium batteries that are used in cellular phones and lap-top computers. Each of these particular batteries has performed a vital function in our everyday lives, but the advent of ReDOX technology will provide consumers and manufacturers with a light weight, smaller and much longer lasting technology that is safe to the environment. The energy densities (i.e., the amount of stored power) offered by its products are substantially higher (e.g., compared to a lithium-ion battery offering 180 - 205 watt hours per kilogram. The Company's replacement product could theoretically offer 648 watt hours per kilogram based on an independent lab's study of our design.) Energy density is then higher than other batteries on the market today, and more energy can be packed in a smaller receptacle.

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

Divine Logic 2000 is a anti-piracy program that is applied to software, music CDs, MP3w and DVDs and operating system software. Divine Logic detects the pirated software, and Program Immune Virus eliminates or destroys it. The developer, Shaju Chacko, has indicated that the program cannot be detected or debugged using any assembly language. The development of Divine Logic 2000 has been completed and was delivered for benchmark testing to an independent, reputable third party- eTesting Laboratories. Final testing is being conducted on this software, and Management believes that the product will be ready to market as early as the third quarter of 2002.

ONSLR e2001 is a computer software product that was developed for use in various computer systems using virtually any Microsoft Operating Systerm. Its purpose is to provide: significant processor speed acceleration, significant graphics display acceleration, significant drive acceleration and convenient keyboard enhancements. It has been successfully demonstrated, and independent testing has been commenced by eTesting Labs, Inc., a division of Ziff Davis, Inc.

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

The testing platform ran on a Dell Inspirion 4000 equipped with Windows 98, 128 MB and a 10 GB hard drive powered by a 700mhz processor. BAPco is a non-profit consortium, who's charter is to develop and distribute a set of objective performance benchmarks based on popular/personal computer applications and industry standard operating systems. To learn more about BAPco, see www.bapco.com. BAPco was paid for its testing, and is unrelated to the company and therefore, independent. Further testing was completed using BAPco's Internet Creation Content module and results will then be posted on the REDOX website at www.rdox.com following notification to BAPco's membership companies including Compaq, Dell, HP, IBM, Intel, Microsoft as well as many others.

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

Aluminum Sulfur Batteries have a high capacity (demonstrated up to 220 watt-hrs/kilogram with a theoretical capacity of up to 5 times that amount in tests conducted at Clark University). Aluminum and Sulfur are comparatively lighter components than the components typically used in batteries, and are easily obtainable. Aluminum and sulfur are also considerably less expensive than components used in other batteries. Aluminum and sulfur are not hazardous to work with. They are non toxic and can operate at room temperature.Also, the components produce no harmful by-products and are environmentally friendly. Aluminum and sulfur are safe even if ingested. The acids used in our batteries are pH neutral.

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

* the energy densities (i.e., the amount of stored power) offered by its products are substantially higher (e.g., compared to a lithium-ion battery offering 180 - 205 watt hours per kilogram, the Company's replacement product could theoretically offer 648 watt hours per kilogram based on an independent lab's study of our design.) That energy density is substantially higher than all batteries on the market today; and

* the Company's electro-chemical process is a departure from current technology in that it uses different chemical components and a proprietary patented process that has not yet been employed by any other battery making process known.

Electrochemically, the sulfur and the electrolyte we use, and our special process allows the battery to run more efficiently. We cannot conceive of any known disadvantages to this technology.

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

ITEM 2. PROPERTY OF THE COMPANY

Offices

We previously maintained our principal office at 340 North Sam Houston Parkway East, Suite 250, Houston, Texas 77060. The offices were leased from a non-related party under a three year lease that commenced October 23, 2001 at an annual rental of $34,437.50 payable in monthly installments of $2,869.80. The office area is 2,755 square feet, divided into a reception area, a conference room, a file/storage/utility room and five executive offices. The Company owns the office furniture and equipment in the office. This space is adequate for current needs and our needs for the next 12 - 24 months. In February of 2003, we were asked to vacate the premises for failure to make our lease payments. This space will not be re-leased to a third party, and we have arranged to move back upon our payment of accrued rent, which we estimate will be in August of 2003. Temporarily, we are operating from the home of our President Richard Szymanski. The address there is 11313 White Oak Way, Conroe, Texas 77304, and the phone number is 409 441-3205. Approximately 1,500 square feet of office space is being allocated to the Company.

Patents, Patent Applications and Licenses

Prior to his relationship with the Company in 1993, Mr. Szymanski had been developing a battery with greater storage capacity ("density") using aluminum, magnesium and zinc. On April 8, 1993 Mr. Szymanski filed a Patent Application for an "Emergency Reserve Battery". On April 9, 1993 Mr. Szymanski assigned that Patent Application to the Company in exchange for 15,000,000 shares of the Company's Common Stock. That Patent Application is still pending in the United States Patent and Trademark Office.




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

In November of 1999, we issued press releases regarding an agreement that was to be finalized between ReDOX and the State of Uttar Pradesh in India for the development of a 1,500 acre technology park for ReDOX. We also filed these releases with the SEC on Form 8-K. Due to a change in administration in India, however, and various circumstantial changes which would have made it necessary for us to finance much of the project, this project has been put on hold and will not likely be revisited in the foreseeable future. We no longer hold this license, but we do not feel that this lapse will interfere with the Company's battery technology. The chemistry is available without a license, and we will pursue all avenues.

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

On May 4, 2001, we entered into an exclusive worldwide License Agreement, effective December 12, 2000 with ONSLR e2000 and a group of individuals, namely, Nick Mascia, Amit Kumar Singh, Kushal Kumar and Kashal Kumar for the exclusive worldwide marketing rights to the ONSLR e2000 software. The Company was required to pay $25,000 as an advance payment against any future royalties. The Company is not required to make any future payments until the royalties owed to ONSLR exceed $25,000. Mr. Mascia, the individual that introduced the Company to the Licensor, is being paid a finder's fee in the form of a share in the royalty.

We have hired the law firm of Duane, Morris and Heckscher, LLP to file the trademark and patent applications for Divine Logic and ONSLR. The trademark applications have been filed and the patent applications will be filed with the United States Patent and Trademark Office imminently.

ITEM 3. LEGAL PROCEEDINGS.

On July 15, 2002, Robert M. Overholt, the Company's former counsel and corporate consultant, filed a complaint in the District Court of Harris County, Texas against the Company and Messrs. Szymanski and Douglas. The plaintiff is seeking deferred salary and the right to purchase a significant number of shares of the Company's Common Stock at the par value. The matter was settled during the first quarter of 2003, in the 127th Judicial District of the United States District Court of Harris County, Texas, cause number 2002-35119.

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

The range of our prices for the past two fiscal years is as follows:

     Quarter                           High Ask                Low Bid
     -------                           --------                -------
     1st Qtr,'01                       $ 0.52                  $0.17
     2nd Qtr,'01                       $ 0.26                  $0.125
     3rd Qtr,'01                       $ 0.37                  $0.115
     4th Qtr '01                       $ 0.33                  $0.102

     Quarter                           High Ask                Low Bid
     -------                           --------                -------
     1st Qtr,'02                       $ 0.192                $ 0.123
     2nd Qtr,'02                       $ 0.206                $ 0.122
     3rd Qtr,'02                       $ 0.103                $ 0.076
     4th Qtr '02                       $ 0.086                $ 0.063




On December 31, 2002, there were a total of 1080 shareholders. No dividends were paid.


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

On August 19, 2002, we issued 511,100 shares to our management team and Board of Directors for their services made from January 1, 2002 through March 31, 2002 without compensation. This issuance is considered exempt by reason of
Section 4(2) of the Securities Act of 1933.

On October 15, 2002, we issued 511,100 shares to our management team and Board of Directors for their services made from April 1, 2002 through June 31, 2002 without compensation. This issuance is considered exempt by reason of Section 4(2) of the Securities Act of 1933.

On November 21, 2002, we issued 764,150 shares to our management team and Board of Directors for their services made from July 1, 2002 through October 31, 2002 without compensation. This issuance is considered exempt by reason of Section 4(2) of the Securities Act of 1933.

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

Our financial condition has not changed materially from December 31, 1999 to the date of the financial statements herewith provided. We have suffered recurring losses from operations, and its current liabilities exceed our current assets. As of December 31, 2000, there was a stockholders' deficit. To the extent that we have incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company's President, Richard Szymanski. We intend to continue to rely on Richard Szymanski's capital infusions to fund our operations until we begin significant sales of our licensed products. Mr. Szymanski has outside investments and a trust that support him, and has previously made representations that he could continue to finance the Company through 2006 if necessary. During the final quarter of 2002, his financial situation has deteriorated due to family medical problems, and the Company is presently seeking a potential merger candidate.

We expect that our software technologies will start generating revenues in the third quarter of 2003.

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

Phase 1 involves establishing a plan of critical reactive measures designed to provide us with the ability to react immediately to existing market conditions with the launching of our product. This lan is designed to help ReDOX:

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

By year-end, or the third quarter of 2003, we believe we will have a positive cash flow. This assessment is based upon the net profit we expect to earn on the sub-licensing of our software technologies and the size of the OEM marketplace, and through the cash flow of a subsidiary that we intend to acquire through a tax free stock for stock exchange.

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

In the third quarter of 2002, Redox issued 661,100 shares of common stock to employees, a director and a consultant. The services were valued at $.09 per share for a total value of $59,499.

In the fourth quarter of 2002, Redox issued 764,150 shares of common stock to employees, a director and a consultant. The services were valued at $.06 per share for a total value of $45,849.

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

Our commitments to Divine Logic is current. The sale of products using the licensed software technology (and later, battery technology) will trigger payments to our licensors. We do not anticipate that problems will arise with respect to our making such payments, as they will be paid directly out of revenues generated from sales. If required payments are not made for any unforeseen reason however, our license agreement(s) involved may be considered in default. The Company raised $120,000 in a private placement from a single investor in April of 2001. The proceeds from that sale are being applied towards the Company's financial needs, as outlined above. Until such time that we are generating revenues sufficient to cover these expenses, Mr. Szymanski has made assurances to the Company that he will make up the difference personally.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           INDEPENDENT AUDITORS REPORT


To the Board of Directors
   Redox Technology Corporation
   (A Development Stage Company)
   Houston, Texas

We have audited the accompanying balance sheets of Redox Technology Corporation (a development stage company), as of December 31, 2002, and the related statements of expenses, stockholders' deficit, and cash flows for each of the two years ended December 31, 2002 and the period from April 9, 1993 (Inception) through December 31, 2002. These financial statements are the responsibility of Redox's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redox Technology Corporation (a development stage company), as of December 31, 2002, and the results of its operations and its cash flows for each of the two years ended December 31, 2002 and the period from April 9, 1993 (Inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Redox will continue as a going concern. As discussed in Note 2 to the financial statements, Redox has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

May 15, 2003

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                             As of December 31, 2002


Total Assets                                                                                        $         0
                                                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

         LIABILITIES

Accounts payable                                                                                    $   139,045
Accrued interest                                                                                         73,558
Due to related party                                                                                     15,000
Note payable to founder                                                                                 511,119
                                                                                                    -----------
         Total Liabilities                                                                              738,722
                                                                                                    -----------

Commitments


         STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000 shares authorized, 0 and 0 shares outstanding, respectively
Common stock, $.00005 par, 100,000,000 shares
         authorized, 63,744,239 and 59,395,945
         shares outstanding respectively                                                                  3,187
Additional paid in capital                                                                            4,049,518
Deficit accumulated during the development stage                                                     (4,791,427)
                                                                                                    -----------
         Total Stockholders' Deficit                                                                   (738,722)
                                                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                         $         0
                                                                                                    ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                For the Years Ended December 31, 2002, and 2001,
     and the Period from April 9, 1993 (Inception) Through December 31, 2002

                                                                                                       Inception
                                                                                                        Through
                                                                                                        Dec. 31,
                                                             2002                   2001                  2002
                                                          -----------            -----------           -----------
General & administrative
   -  paid in cash                                        $   221,729            $   287,543           $ 1,710,422
   -  paid in stock                                           368,422                825,522             2,803,594
Research & development                                         49,083                 66,882               115,965
Interest expense                                               29,809                 25,228                95,564
Depreciation                                                    7,436                  7,139                53,959
Impairment expense                                             11,923                                       11,923
                                                          -----------            -----------           -----------
Net loss $  (688,402                                         (688,402)           $(1,212,314)          $(4,791,427)
                                                          ===========            ===========           ===========

Net loss per common share                                       $(.01)                 $(.02)
Weighted average common
         shares outstanding                                61,817,563             56,755,999


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             (DEFICIT) For the Period from April 9, 1993 (Inception)
                            Through December 31, 2002
                                   (Restated)

                                                            Preferred Stock                     Common Stock
                                                       Shares              $              Shares             $
                                                      ----------         -------         -----------        ------
Shares issued
   -  to founder for patent                                                            15,000,000        $1,500
   -  for acquisition of DCUSA                                                          3,000,000           300
 Reverse 1 for 10 stock split                                                         (16,200,000)
 Options issued to 5 directors
     for services rendered
 Options exercised by 5 directors                                                            300,000           300
 Forward 20 for 1 stock split                                                             39,900,000
 Additional shares issued due
     to error in original split                                                            2,100,000           105
 Cash contributed by founder
 Options issued to an officer
     for services
 Options exercised by an officer                                                           1,000,000            50
 Shares issued for services                            6,000,000          $6,000             600,000            30
 Conversion of preferred stock to
     common stock                                     (1,000,000)         (1,000)          5,000,000           250
 Shares issued for settlement
     of a lawsuit                                                                            250,000            12
 Cancellation of preferred shares                     (5,000,000)         (5,000)
 Reclassify additional paid in capital
     to note payable to founder
 Deficit accumulated during the
     development stage
                                                      ----------         -------         -----------        ------
 Balances at December 31, 2000                                 0               0          50,950,000         2,547

 Shares issued for
   -  cash                                                                                 1,000,000            50
   -  services                                                                             3,302,088           165
   -  note payable to founder                                                              4,143,857           207
 Cash contributed by founder
 Net loss
                                                      ----------         -------         -----------        ------
 Balances at December 31, 2001                                 0               0          59,395,945         2,969

 Shares issued for
   -  services                                                                             4,348,294           218
   -  note payable to founder
 Rassify additional paid in capital
     to note payable to founder
 Cash contributed by founder
 Net loss
                                                      ----------         -------         -----------        ------
 Balances at December 31, 2002                                 0         $     0          63,744,239        $3,187
                                                      ==========         =======         ===========        ======

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             (DEFICIT) For the Period from April 9, 1993 (Inception)
                            Through December 31, 2002
                                   (Restated)


                                                                                   Deficit
                                                                                 Accumulated
                                                                Additional        During The
                                                                 Paid in          Development
                                                                 Capital             Stage              Totals
                                                                -----------        -----------         -----------
Shares issued
   -  to founder for patent                                                                            $     1,500
   -  for acquisition of DCUSA                               $      (300)                                        0
 Reverse 1 for 10 stock split
 Options issued to 5 directors
     for services rendered                                           14,700                                 14,700
 Options exercised by 5 directors                                                                              300
 Forward 20 for 1 stock split
 Additional shares issued due
     to error in original split                                        (105)                                     0
 Cash contributed by founder                                      1,229,615                              1,229,615
 Options issued to an officer
     for services                                                   129,950                                129,950
 Options exercised by an officer                                                                                50
 Shares issued for services                                       1,334,970                              1,341,000
 Conversion of preferred stock to
     common stock                                                       750
 Shares issued for settlement
     of a lawsuit                                                   122,488                                122,500
 Cancellation of preferred shares                                     5,000
 Reclassify additional paid in capital
     to note payable to founder                                  (1,080,712)                            (1,080,712)
 Deficit accumulated during the
     development stage                                                             $(2,890,711)         (2,890,711)
                                                                -----------        -----------         -----------
 Balances at December 31, 2000                                    1,756,356         (2,890,711)         (1,131,808)

 Shares issued for
   -  cash                                                          119,950                                120,000
   -  services                                                      825,357                                825,522
   -  note payable to founder                                     1,146,260                              1,146,467
 Cash contributed by founder                                        204,922                                204,922
 Net loss                                                                           (1,212,314)         (1,212,314)
                                                                -----------        -----------         -----------
 Balances at December 31, 2001                                    4,052,845         (4,103,025)            (47,211)

 Shares issued for
   -  services                                                      368,204                                368,422
   -  note payable to founder
 Reclassify additional paid in capital
     to note payable to founder                                    (511,119)                              (511,119)
 Cash contributed by founder                                        139,588                                139,588
 Net loss                                                                             (688,402)           (688,402)
                                                                -----------        -----------         -----------
 Balances at December 31, 2002                                  $ 4,049,518        $(4,791,427)        $  (738,722)
                                                                ===========        ===========         ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 2002, and 2001,
              and the Period from April 9, 1993 (Inception) Through
                                December 31, 2002

                                                                                                      Inception
                                                                                                       Through
                                                                                                      Dec. 31,
                                                                2002                 2001                 2002
                                                             ----------           -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $( 688,402)          $(1,212,314)         $(4,791,427)
Adjustments to reconcile
    net loss to cash used by
    operating activities:
Stock issued for lawsuit                                                                                   122,500
Stock issued for patent                                                                                      1,500
Stock issued for services                                       368,422               825,522            2,679,594
Depreciation                                                      7,436                 7,139               53,959
Impairment expense                                               11,923                                     11,923
Change in:
    Deposits                                                      2,870                (1,711)
    Accounts payable                                             69,300                39,734              139,045
    Accrued expenses                                             73,558                25,228              139,313
                                                             ----------           -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                          (154,893)             (316,402)          (1,643,593)
                                                             ----------           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                                               (8,848)             (65,882)
                                                                                  -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                                 120,000              120,350
Contributions to capital
    by founder                                                  139,588               204,922            1,574,125
Advances by related party                                        15,000                                     15,000
                                                             ----------           -----------          -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                    154,588               324,922            1,709,475
                                                             ----------           -----------          -----------
NET CHANGE IN CASH                                                 (305)                 (328)                   0
CASH AT BEGINNING OF PERIOD                                         305                   633                    0
                                                             ----------           -----------          -----------
CASH AT END OF PERIOD                                        $        0           $       305          $         0
                                                             ==========           ===========          ===========

SUPPLEMENTAL DISCLOSURES:
Interest paid                                                $        0           $         0          $         0
Income taxes paid                                                     0                     0                    0

NONCASH ACTIVITIES:
Paid in capital converted
    into note to founder                                        511,119                                  1,591,831
Note to founder exchanged
    for common stock                                                               (1,146,467)          (1,146,467)

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

Estimates and assumptions that affect amounts reported are used by management to prepare these financial statements and accompanying footnotes in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statements of cash flows, Redox considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Depreciation is currently being provided on the property and equipment used by Redox using the straight line method over an estimated useful life of five years for all computers, equipment and furniture. Assets purchased in 1994 from the founder were recorded at the founder's original cost less an appropriate reserve for accumulated depreciation. The assets had no remaining book value at December 31, 2000.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Redox has recurring net losses of $688,402 and $1,212,314 in 2002 and 2001, respectively, and has an accumulated deficit of $4,791,427 as of December 31, 2002. These conditions create an uncertainty as to Redox's ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Redox is unable to continue as a going concern.


NOTE 3 - NOTE PAYABLE TO FOUNDER

Mr. Szymanski has advanced Redox $1,574,125 from inception through December 31, 2002. From inception through August 2000, Redox recorded these advances as contributions to capital. As of August 2000, the advances totaled $1,229,615. In August 2000, Redox issued a promissory note in the amount of $1,080,712 to Mr. Szymanski, bearing interest at 10% and due December 31, 2000. After December 31, 2000, the principal and accrued interest bore interest at 18% until paid. The balance of $148,903 was still carried as a contribution to capital from Mr. Szymanski.

On February 18, 2001, Redox issued the founder 4,143,857 shares of common stock in exchange for the principal of $1,080,712 and accrued interest of $65,755. The share price used was the then trading price of $.28 per share.

In June 2002, Redox issued a promissory note to the founder as a reclassification to notes payable of past contributions to capital of $511,119. The note bears no interest and matured on December 31, 2002. Interest of 10% has been imputed. Accrued interest as of December 31, 2002 totaled $4,259.


NOTE 4 - INCOME TAXES

                  Deferred tax assets                       $ 619,303
                  Less: valuation allowance                  (619,303)
                                                            ---------
                  Net deferred taxes                        $       0
                                                            =========

Redox has net operating losses of $386,792, and $319,980 for 2002 and 2001, respectively, which can each be carried forward 20 years.


NOTE 5 - CAPITAL

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


NOTE 6 - STOCK ISSUANCES

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

In the fourth quarter of 2002, Redox issued 764,150 shares of common stock to employees, a director and a consultant. The services were valued at $.06 per share for a total value of $45,849.


NOTE 7 - OFFICE LEASE

Redox's office lease was $1,985 per month and expired October 31, 2001. In October 2001 the lease was renewed until October 31, 2004 at $2,870 per month. Redox incurred rent expense of $34,431 and $24,104 in 2002 and 2001 respectively.


NOTE 8 - OFFICER COMPENSATION

There are two officers, each of whom work part time. Neither has an oral or written contract. The only compensation received has been in the form of shares of Redox preferred and common stock and options to purchase Redox stock.


NOTE 9 - CONTRACTS AND AGREEMENTS

On September 17, 1998, Redox entered into a license agreement with Clark University ("Clark") for the use of two patents owned by Clark. The agreement required an up front payment of $30,000 to Clark and a minimum annual payment of $35,000 to be paid to Clark as well as 5% of the gross sales of the licensed products and 20% of any payments Redox received while sub-licensing the two patents. All amounts due have been expensed. As of December 31, 2002, there have been no sales or sub-licensing under this agreement.

On August 28, 2000, Redox entered into a license agreement with Divine Software Developing Center for use of the Divine Logic Software. Redox will be required to pay a royalty of 27.5% of the gross revenues from all sales of the software. As of December 31, 2002, there have been no sales under this agreement.

On May 4, 2001 Redox entered into a license agreement effective December 12, 2000, with ONSLR for exclusive use of the ONSLR software. Redox paid $25,000 as an advance payment against any future royalties. Redox is not required to make any future payments until the royalties owed to ONSLR exceed the $25,000. As of December 31, 2002, there have been no sales under this agreement.


NOTE 10 - DUE TO RELATED PARTY

A related party advanced Redox $10,000 and $5,000 in August 2002 and November 2002 respectively on a short term basis.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None

                                  PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information with respect to the Officers and Directors of the company.

     Name                       Age       Position

     Richard Szymanski          61        President/Director
     Clifton D. Douglas         74        Secretary/Treasurer/Director

     James R. Schuler           66        Director



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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To be filed by amendment.

ITEM 10. EXECUTIVE COMPENSATION.

Officers Compensation

Currently, our Officers are not compensated for their services. They do not receive any salary, wages or other cash remuneration. They do receive shares of restricted stock in lieu of salaries, however.

Annual Compensation including wages, cash remuneration of any kind, performance-based stock and options and non-performance based stock and options, SAR grants and deferred compensation of any kind for the past three years is as follows:


     Name                  Title                  2002        2001      2000
     ----                  -----                  ----      ----      ----

     Richard Szymanski     President               -0- (1)    -0-(3)     -0-

     Clifton D. Douglas    Secretary/Treasurer     -0- (2)   -0-(4)    -0-



(1)(2) to be defined in an amendment to be filed
(3)(4)On April 2, 2002, the Board of Directors consented to issue shares to Messrs Szymanski and Douglas in lieu of their deferred annual salaries for 2001 of $100,000 and $75,000 respectively. The average fail value of $0.09 per share was used, and Mr. Szymanski was issued 1,111,111 shares, and Mr. Douglas was issued 8,333,333 shares.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of May 19, 2003, information regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On May 19, 2003 there were 63,810,548 shares issued and outstanding of record.


     Name and Address of              Number of             Percent
     Beneficial Owner                 Common Shares         As of 5/19/03(1)
     -------------------              ---------------       ---------------

     Richard Allen Szymanski                   50,000             .078%
     15 White Oak Manor
     Conroe, Texas 77304

     Richard Alan Szymanski Trust #1       15,626,429(2)          24.5%
     15 White Oak Manor
     Conroe, Texas 77304

     Maria Douglas                          1,008,326(3)          1.58%
     14674 F. Perthshire
     Houston, Texas 77079

     Clifton D. Douglas Family Trust          453,375              .71%
     14674 F. Perthshire
     Houston, Texas 77079

     James R. Schuler                         302,500              .47%
     1141 Harbor Bay Parkway
     Alameda, CA 94502

     All officers and
     directors as a group(3)               17,390,730            25.25%

-------------------------

(1) Based on 63,810,548 shares of Common Stock issued and outstanding as of 5/19/03.

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

     Name and Address of              Number of             Percent
     Beneficial Owner                 Preferred Shares      As of 5/19/03(1)
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

-------------------------

(1) Based on -0- shares of the 2001 Series of Convertible Preferred Stock after the rescission of Richard Szymanski of 5,000,000 shares.

                                  PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     3.1****     Certificate of Incorporation, filed April 25, 1988

     3.2*        By-laws

     3.3         Certificate of Amendment, filed June 7, 1993

     3.4**       By-laws of June 1993

     3.5****     Certificate of Amendment, filed July 5, 1994

     3.6****     Certificate of Amendment, filed September 12, 1996

     3.7****     Certificate of Amendment, filed February 19, 2001

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

     10.3**      Indemnification Agreement with Clifton D. Douglas

     10.4**      Indemnification with James R. Schuler

     10.5***     License Agreement with Onsler e2000

     10.5***     License Agreement with Divine Logic

     10.6****    Promissory Note with Richard Szymanski

     10.7****    Letter Agreement with eTesting Labs

* Previously filed in our 1996 10-K.
** Previously filed in our 1999 10-K, amendment number 2.
*** Previously filed in our 2000 10-K.
**** Previously filed in our 2000 10-K amendment

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

REDOX TECHNOLOGY CORPORATION



                   By: /s/  Richard A. Szymanski
                      ----------------------------------
                      Richard A. Szymanski, President
                      Date: August 3, 2002

                   By: /s/ Clifton D. Douglas
                      ----------------------------------
                      Clifton D. Douglas, CFO
                      Date: May 20, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.


                       /s/ Clifton D. Douglas
                     -------------------------------
                     Clifton D. Douglas, Director
                     Date:  May 20, 2003

                            CERTIFICATE PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
               (A) SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redox Technology Corp. (the "Company") on Form 10K-SB for the fiscal year ended December 31, 2002 as filed with the Securities & Exchange Commission (the "Report"),each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:



1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


2. The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: April 14, 2003              By:  /s/ Richard Szymanski

                                           Richard Szymanski

                                           President, Chairman of the Board



Dated: May 20, 2003                By:  /s/ Clifton Douglas

                                          Clifton Douglas

                                          CFO, Treasurer and Director




Dated: April 14, 2003              By:  /s/ James Schuler

                                          James Schuler

                                          Secretary, Director

             CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 UNDER

                THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED



I, Richard Szymanski, President of Redox Technology Corp., certify that:

1.   I have reviewed this annual report on Form 10 KSB of Redox Technology
     Corp.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated  April 14, 2003               By:  /s/ Richard Szymanski

                                         Richard Szymanski, President