Form 10QSB
period 2003-03-31
REDOX TECHNOLOGY CORP
filed 2003-05-21
CIK 833083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

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



            CLASS                             NUMBER OF SHARES OUTSTANDING
                                                   ON: March 31, 2003

          Common Stock
par value $0.00005 per share                           62,710,548

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF REDOX TECHNOLOGY CORPORATION
(Hereinafter referred to as Registrant or Company)

Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of March 31, 2003, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.

                          REDOX TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                                 BALANCE SHEETS
                              As of March 31, 2003




Total Assets                                                    $         0
                                                                ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

         LIABILITIES

Accounts payable                                                $   155,899
Accrued interest                                                    130,085
Due to related party                                                 15,000
Note payable to founder                                             511,119
                                                                -----------
         Total Liabilities                                          812,103
                                                                -----------


Commitments


         STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000
         shares authorized, no shares outstanding
Common stock, $.00005 par, 100,000,000 shares
         authorized, 63,744,239 and 59,395,945
         shares outstanding, respectively                             3,187
Additional paid in capital                                        4,049,518
Deficit accumulated during the development stage                 (4,864,808)
                                                                -----------
         Total Stockholders' Deficit                             (  812,103)
                                                                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $         0
                                                                ===========

                          REDOX TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                   For the Three Months Ended March 31, 2003,
                   and 2002 and the Period from April 9, 1993
                       (Inception) Through March 31, 2003



                                                               Inception
                                                                Through
                                                                March 31,
                                   2003            2002            2003
                                -----------    -----------     -----------
General & administrative
-        paid in cash           $    60,603    $    35,228     $ 1,771,025
-        paid in stock                                           2,803,594
Research & development                              43,812         115,965
Interest expense                     12,778                        108,342
Depreciation                                         1,859          53,959
Impairment expense                                                  11,923
                                -----------    -----------     -----------
Net loss                        $   (73,381)   $   (80,899)    $(4,864,808)
                                ===========    ===========     ===========

Net loss per common share             $(.00)         $(.00)
Weighted average common
         shares outstanding      63,744,239     59,395,945

                          REDOX TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  For the Three Months Ended March 31, 2003,
                             and 2002 and the Period from April 9, 1993
                             (Inception) Through March 31, 2003


                                                                     Inception
                                                                      Through
                                                                      March 31,
                                         2003           2002            2003
                                     ----------      ----------     -----------
CASH FLOWS FROM OPERATING
    ACTIVITIES
Net loss                             $(  73,381)     $(  80,899)    $(4,864,808)
Adjustments to reconcile
    net loss to cash used by
    operating activities:
Stock issued for lawsuit                                                122,500
Stock issued for patent                                                   1,500
Stock issued for services                                             2,679,594
Depreciation                                              1,859          53,959
Impairment expense                                                       11,796
Change in:
    Deposits
    Accounts payable                     16,854       (   4,856)        155,899
    Accrued expenses                     56,527                         130,085
                                     ----------      ----------     -----------
NET CASH USED IN OPERATING
    ACTIVITIES                                0       (  83,896)     (1,709,475)
                                                     ----------     -----------
CASH FLOWS FROM INVESTING
    ACTIVITIES
Purchase of fixed assets                              (   8,848)     (   65,882)
                                                     ----------     -----------
CASH FLOWS FROM FINANCING
    ACTIVITIES
Sales of common stock                                                   120,350
Contributions to capital
    by founder                                           84,181       1,574,125
Advances by related party                                                15,000
                                                     ----------     -----------
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                 84,181       1,709,475
                                     ----------      ----------     -----------
NET CHANGE IN CASH                            0             285               0
CASH AT BEGINNING OF PERIOD                   0             305               0
                                     ----------      ----------     -----------
CASH AT END OF PERIOD                $        0      $      590     $         0
                                     ==========      ==========     ===========

                          REDOX TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Redox Technology Corporation ("Redox"), have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Redox's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.



ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS

As previously reported this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. We continue to utilize capital borrowed from our principal shareholder.

                             RESULTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO
                       THREE MONTHS ENDED MARCH 31, 2002

LIQUIDITY AND CAPITAL RESOURCES

There was no revenue from sales and ancillary income for the quarters ended March 31, 2002 and March 31, 2003. The Company is a development stage business.

Operating expense were $80,899 for the three months ended March 31, 2002 and they were $73,381 for the three months ended March 31, 2003. Operating expenses primarily include General and Administrative costs and traveling expenses.

General and administrative expenses for the three months ended March 31, 2003 were $ 60,603 , and were $35,228 for the three months ended March 31, 2002. The increase is attributable to stock issuances we made in lieu of cash payments to consultants and in lieu of salaries to officers and directors.

Cash flows from financing activities for the first quarter of 2003 totaled $ -0- from $84,181 for the corresponding period of 2002. This decrease is due to the lack of contributions made during the first quarter of 2003 by the Company's founder, Richard Szymanski., who, for family medical reasons, has been unable to fulfill his represented obligation to provide necessary financing through 2006.

Our commitments to our licensor, Divine Logic, ONSLR e2001 is current, however our commitment to our licensor Clark University has lapsed.. The sale of products using the licensed software technology will trigger payments to our licensors. We do not anticipate that problems will arise with respect to our making such payments, as they will be paid directly out of revenues generated from sales. If required payments are not made for any unforeseen reason, however, our license agreement(s) involved may be considered in default.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 15, 2002, Robert M. Overholt, the Company's former counsel and corporate consultant, filed a complaint in the District Court of Harris County, Texas against the Company and Messrs. Szymanski and Douglas. This matter was settled during the first quarter of 2003 in the 127th Judicial District of the United States District Court of Harris County, Texas, cause number 2002-35119.


ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-- Chief Executive Officer (filed herewith).

b) 99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002--Chief Financial Officer (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ReDOX TECHNOLOGY CORPORATION
                                     (Registrant)

DATE:    5/19/2003                   /S/ RICHARD A. SZYMANSKI
      -----------------              ---------------------------------
                                     Richard A. Szymanski
                                     President/Director