Form 10QSB
period 2003-06-30
REDOX TECHNOLOGY CORP
filed 2003-08-15
CIK 833083

UNITED STATES
                        SECURITES AND EXHCANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

                        Commission File Number: 33-22142

                          REDOX TECHNOLOGY CORPORATION





         Delaware                                        55-681106
         --------                                        ---------
(State of Incorporation)                    (I.R.S. Employer Identification No.)




                                 3828 West Davis
                                  Suite 308-356
                               Conroe, Texas 77304

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  (X)  NO (  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.


         CLASS                               NUMBER OF SHARES OUTSTANDING ON:
                                                     June 30, 2003

     Common Stock
Par value $0.00005 per share                           66,810,879

PART I

FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS OF REDOX TECHNOLOGY CORPORATION
(Hereinafter referred to as Registrant or Company)

Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of June 30, 2003, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.




                                          REDOX TECHNOLOGY CORPORATION
                                         (A Development Stage Company)
                                                BALANCE SHEETS
                                   As of June 30, 2003 and December 31, 2002



                                                                        (Unaudited)
                                                                          June 30,              December 31,
                                                                           2003                     2002

Total Assets                                                           $       -0-               $      -0-
                                                                       -----------              -----------

LIABILITIES AND STOCKHOLDERS EQUITY

                   LIABILITIES

Accounts Payable                                                       $   143,949              $   139,045
Accrued Expenses                                                           142,863                   73,558
Due To Related Party                                                        15,000                   15,000
Note Payable To Founder                                                    511,119                  511,119
                                                                       -----------              -----------

                   Total Liabilities                                   $   812,931              $   738,722
                                                                       -----------              -----------

Commitments

                   STOCKHOLDERS' DEFICIT

Convertible preferred stock, $.001 par, 10,000,000
              shares authorized, no shares outstanding
Common stock, $ .00005 par, 100,000,000 shares
             authorized, 66,810,879 and 63,741,239
             shares outstanding, respectively                          $     3,341              $     3,187
Additional paid in capital                                               4,153,828                4,049,518
Deficit accumulated during the development stage                        (4,970,100)              (4,791,427)


             Total Stockholders' Deficit                                  (812,931)                (738,722)
                                                                       -----------              -----------

Total Liabilities and stockholders deficit                             $         0              $         0
                                                                       -----------              -----------






                                                   REDOX TECHNOLOGY CORPORATION
                                                  (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS
                           For the Three Months and Six Months Ended June 30, 2003 And 2002 and
                               the Period from April 9, 1993 (Inception) Through June 30, 2003
                                                           (Unaudited)



                                                      Three Months Ended                    Six Months Ended             Inception
                                                                                                                          Through
                                                                                                                          June 30
                                                    2003              2002              2003             2002               2003
General & administrative
              Paid in cash                     $     60,603      $     46,063      $     70,003      $     81,291      $  1,780,425
              Paid in stock                             -0-           263,074      $     83,114           263,074         2,886,708
Research & development                                  -0-             5,271               -0-            49,083           115,965
Interest expense                                     12,778            44,259            25,556             4,259           121,120
Impairment expense                                      -0-               -0-               -0-               -0-            11,923
                                               ------------      ------------      ------------      ------------      ------------
Net loss                                       $    (73,381)     $   (320,526)     $    178,673)     $    401,425)     $ (4,970,100)
                                               ------------      ------------      ------------      ------------      ------------


Net loss per common share                      $       (.00)     $       (.00)     $       (.00)     $       (.00)     $       (.00)
Weighted average common
              Shares outstanding               $ 63,744,239        62,318,949        66,810,879        60,624,600







                                     REDOX TECHNOLOGY CORPORATION
                                     (A Development Stage Company)
                                        STATEMENTS OF CASH FLOWS
                                 For the Six Months Ended June 30, 2003
                               And 2002 and the Period from April 9, 1993
                                    (Inception) Through June 30, 2003
                                               (Unaudited)

                                                                                              Inception
                                                                                               Through
                                                                                               June 30,
                                               2003                      2002                    2003
                                               ----                       ----                   ----
CASH FLOWS FROM OPERATING
    ACTIVITIES
Net loss                                    $  (178,673              $  (401,425)              $(4,970,100)
Adjustments to reconcile
    Net loss to cash used by
    Operating activities:
Stock issued for lawsuit                          3,000                  125,500
Stock issued for services                         1,500
Stock issued for patent                         101,464                  263,074                 2,781,058
Stock issued for services
Depreciated                                       3,718                   53,958
Impairment expense                               11,796
Change in:
    Deposits
    Accounts payable                              4,904                   13,252                   143,949
    Accrued expenses                             69,305                    4,259                 1,422,863
                                            -----------              -----------               -----------

NET CASH USED IN OPERATING
    ACTIVITIES                                      -0-                 (117,122)               (1,709,476)

CASH USED IN OPERATING
    ACTIVITIES
Purchase of fixed assets                            -0-                      -0-                    65,882
                                            -----------              -----------               -----------

CASH FLOWS FROM FINANCING
    ACTIVITES
Sales of common stock                                                                              120,350
Contributions to capital
    By founder                                  117,765                1,574,126
Advances by related party                                                                           15,000

NET CASH PROVIDED BY
    FINANCING ACTIVITIES                            -0-                  117,765                       -0-
                                            -----------              -----------               -----------

NET CHANGE IN CASH                                                           643
CASH AT BEGINNING OF PERIOD                         -0-                      305                       -0-
                                            -----------              -----------               -----------

CASH AT END OF PERIOD                               -0-                      948                       -0-





                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Uuaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Redox Technology Corporation ("Redox"), have been prepared in accordance with accounting principles generally accepted in the United Sates and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Redox's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS

As previously reported this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. We continue to utilize capital borrowed from our principal shareholder.

                              RESULTS OF OPERATIONS

                   SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO
                          SIX MONTHS ENDED JUNE 30,2002

LIQUIDITY AND CAPITAL RESOURCES

There was no revenue from sales and ancillary income for the quarters ended June 30, 2002 and June 30, 2003. The Company is a development stage of business.

Operating expense were $401,425 six months ended June 30, 2002 and they were $178,673 for the six months ended June 30, 2003. Operating expenses primarily include General and Administrative costs.

General and administrative expenses for the six months ended June 30, 2003 were and were $153,177 for the six months ended June 30, 2002. The increase is $344,365 attributable to stock issuances we made in lieu of cash payments to consultants and in lieu of salaries to officers and directors.

Cash flows financing activities for the second quarter of 2003 is totaled $-0-from $117,765 for the corresponding period of 2002. This decrease is due to the lack of contributions made during the first and second quarters of 2003 by the Company's founder, Richard Szymanski, who, for family medical reasons, has been unable to fulfill his represented obligation to provide necessary financing through 2006.

                                     PART II

                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS                  NONE

ITEM 2. CHANGES IN SECURITIES               NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES     NONE

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS       NONE

ITEM 5.  OTHER INFORMATION                  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) 31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 306 of the Sarbanes-Oxley Act of 2002--Chief Officer (filed herewith).

              31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 306 of the Sarbanes--Oxley Act of 2002-- Chief Financial Officer (filed herewith).

              32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

              32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ReDOX TECHNOLOGY CORPORATION
                                                   (Registrant)

DATE: August 15, 2003                  /S/ RICHARD A. SZYMANSKI
     ----------------                 ------------------------------------------
                                           Richard A. Szymanski
                                           President/Director