Form 10QSB
period 2003-09-30
REDOX TECHNOLOGY CORP
filed 2003-11-20
CIK 833083

UNITED STATES
                        SECURITES AND EXHCANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

                        Commission File Number: 33-22142

                          REDOX TECHNOLOGY CORPORATION



          Delaware                                         55-681106
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
                                                    September 30, 2003
     Common Stock
Par value $0.00005 per share                           66,810,879

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF REDOX TECHNOLOGY CORPORATION (Hereinafter referred to as Registrant or Company)

Registrant prepared the accompanying financial statements from its own books and records. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes therein as of September 30, 2003, and the results of operations and cash flows for the period, in conformity with generally accepted accounting principles.




                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                 As of September 30, 2003 and December 31, 2002


                                                      September 30               December 31,
                                                         2003                      2002

Total Assets                                           $   -0-                  $    -0-
                                                      -----------               ------------

LIABILITIES AND STOCKHOLDERS EQUITY

            LIABILITIES

Accounts Payable                                       $ 145,943                  $ 139,045
Accrued Expenses                                         199,658                     73,558
Due To Related Party
                                                          15,000                     15,000
Note Payable To Founder                                  514,694                    511,119
                                                      -----------               ------------

               Total Liabilities                       $ 875,295                  $ 738,722
                                                      -----------               ------------

Commitments

                   STOCKHOLDERS' DEFICIT

Convertible preferred stock, $.001 par, 10,000,000
     shares authorized, no shares outstanding
Common stock, $ .00005 par, 100,000,000 shares
     authorized, 66,810,879 and 59,395,945
     shares outstanding, respectively                  $   3,341                  $   3,187
Additional paid in capital                             4,198,289                  4,049,518
Deficit accumulated during the development stage      (5,076,925)                (4,791,427)
                                                      -----------               ------------
             Total Stockholders' Deficit                (875,295)                  (738,722)
                                                      -----------               ------------

Total Liabilities and stockholders deficit             $       0                  $       0
                                                      ===========               ============





                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                              Statement of Expenses
          Three and Nine Months ended September 30, 2003, and 2002, and
        Period from April 9, 1993 (Inception) Through September 30, 2003
                             Three Months Ended     Nine Months Ended         Inception
                                September 30,         September 30,             Through
                              2,003        2002       2003          2002          2003
                             -------------------     --------------------    ------------
General &
  administrative
  - paid in cash              $ 779      $74,412      $153,896   $155,703     $ 1,864,318
  - paid in stock            93,000       59,499        93,000    322,573       2,896,594
Research and development       -            -             -        49,083         115,965
Interest Expense             13,046       12,772        38,602     17,031         134,166
Depreciation                   -           1,859          -         5,577          53,959
Impairment Expense             -            -             -          -             11,923
Net Loss                   (106,825)   $(148,542)    $(285,498) $(549,967)    $(5,076,925)

Basic and diluted
  loss per common
  share                       $0.00        $0.00          $0.00    $0.01
Weighted average
  common shares
  outstanding            66,810,879   62,404,172    65,351,635   61,217,791





                          REDOX TECHNOLOGY CORPORATION
                           (A Development Stage Company)
                             Statement of Cash Flows
                Nine Months Ended September 30, 2003 and 2002 and
        Period from April 9, 1993 (Inception) Through September 30, 2003
                                                                                 Inception
                                                                                  Through
                                                    2003           2002             2003
                                                -----------     -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                     $ (285,498)     $ (549,967)     $ (5,076,925)
   Adjustments to reconcile net loss
     to cash used by operating activities:           3,000            -              125,500
     Stock issued for lawsuit                         -               -                1,500
     Stock issued for patent                          -               -            2,769,594
     Stock issued for services                      90,000         322,573            53,959
     Depreciation                                     -              5,577            11,923
     Impairment                                       -               -                 -
     Changes in:                                      -               -                 -
         Deposits                                     -               -                 -
         Accounts Payable                            6,899          23,143           145,944
         Accrued expenses                          169,849          60,780           309,162
NET CASH USED IN OPERATING ACTIVITIES              (15,750)       (137,894)       (1,659,343)
                                                -----------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES                  -               -              (65,882)
   Purchase of fixed assets

CASH FLOWS FROM FINANCING ACTIVITIES
   Sales of common stock                              -               -              120,350
   Contributions to capital by founder              12,175         127,611         1,586,300
   Advances by related party                         3,575          10,000            18,575
NET CASH PROVIDED BY FINANCING ACTIVITIES           15,750         137,611         1,725,225
                                                -----------     -----------      ------------
NET CHANGE IN CASH                                    -               (283)             -
CASH AT BEGINNING OF PERIOD                           -                305              -
CASH AT END OF PERIOD                               $ -                 22              -

NONCASH ACTIVITIES:
Shares issued for accrued salary                    43,749
Paid in Capital converted
   into note to founder                                                           $1,591,831
Note to founder exchanged                                                         (1,146,467)



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

NOTE 2 - COMMON STOCK

In the nine months ending September 30, 2003, Redox issued 1,800,000 shares of common stock to three consultants for services valued at $90,000.

In the nine months ending September 30, 2003, Redox issued 100,000 shares of common stock valued at $3,000 to settle a lawsuit.

In the nine months ending September 30, 2003, Redox issued 1,166,640 shares of common stock for $43,749 of accrued salary.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS

As previously reported this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. We continue to utilize capital borrowed from our principal shareholder.

                              RESULTS OF OPERATIONS

                NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

LIQUIDITY AND CAPITAL RESOURCES

There was no revenue from sales and ancillary income for the quarters ended September 30, 2003 and September 30, 2002. The Company is a development stage of business.

Operating expense were $549,967 six months ended September 30, 2002 and they were $285,498 for the six months ended September 30, 2003. Operating expenses primarily include General and Administrative costs.

General and administrative expenses for the nine months ended September 30, 2003 were $246,896 and were $478,276 for the nine months ended September 30, 2002.

Cash flows financing activities for the third quarter of 2003 is totaled $15,750 from $137,611 for the corresponding period of 2002. This decrease is due to the lack of contributions made during the first, second and third quarters of 2003 by the Company's founder, Richard Szymanski, who, for family medical reasons, has been unable to fulfill his represented obligation to provide necessary financing through 2006.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                NONE

ITEM 4.  SUBMISSION OF MATTERS TO VOTE
         OF SECURITY HOLDERS                            NONE

ITEM 5.  OTHER INFORMATION                              NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 96 of the Sarbanes-Oxley Act of 2002
             Chief Officer (filed herewith).

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


          ReDOX TECHNOLOGY CORPORATION
          (Registrant)

DATE: November 19, 2003                  /S/ RICHARD A. SZYMANSKI
                                         -----------------------
                                             Richard A. Szymanski
                                             President/Director