Form 10KSB
period 2003-12-31
REDOX TECHNOLOGY CORP
filed 2004-04-26
CIK 833083

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-KSB

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY

                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

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

     1141 Harbor Bay Parkway, Suite 203, Alameda, California 94502
                             Tel: (510) 769-4600

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 Days. Yes [x] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues from continuing operations for the year ended December 31, 2003 were $0.

As of April 15, 2004, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $2,198,801.

As of April 15, 2004, the registrant had 75,005,632 shares of common stock, par value $.00005 per share, outstanding.

                                    PART I

ITEM 1. BUSINESS OF THE COMPANY

                                  Organization

We initially were incorporated as DCUSA, Inc. under the laws of Delaware on April 28, 1988, organized as a "blind pool", meaning that we had no business plan of our own but was organized to acquire or merge with an active business. Initially, we were a wholly-owned subsidiary of Family Health Systems, Inc.
which held 3,000,000 shares of our common stock. Pursuant to a Registration Statement which was declared effective on August 2, 1988, the 3,000,000 shares were distributed as a dividend to approximately 900 Family Health Systems, Inc. stockholders, effectively spinning-off us as an independent entity.

In early 1993, we entered into a relationship with Richard Szymanski who, on April 9, 1993, assigned his recently filed Patent Application for an "Emergency Reserve Battery" to us in exchange for 15,000,000 shares of our common stock. As a result, Mr. Szymanski owned approximately 82% of our then issued and outstanding common stock. On June 1, 1993 our name was changed to our present name, "ReDOX Technology Corporation."

                                Business History

From 1993 until approximately 1996, we were engaged in developing the "Emergency Reserve Battery." The product was, essentially, a single-use battery which would be attached to a car battery as a reserve unit. In the event that the regular battery was fully discharged and unable to start the car, the driver would activate the reserve battery, releasing the electrolyte and charging instantly the reserve battery that would then be used to start the car. We built prototypes, attempted to market it to many battery manufacturers, and attempted to secure financing to support manufacture of the product. However, during the same period there were significant changes in battery technology, especially the chemistry including new electro-chemical engineering and processes (such as
lithium  metal  batteries)  which  offered  higher  energy  densities   (storage
capacity) than our product. As a result, we became engaged in product development efforts in a search for greater energy density and more flexibility, and the product was never produced and sold.

As a result of his efforts, Mr. Szymanski became aware of the work being done by Professor Licht at Clark University in Worcester, Massachusetts. At that time, our battery was based on an alloy of aluminum, magnesium and zinc as the anode with a carbon-based cathode. Professor Licht was working with aluminum as the anode and sulfur and poly-sulfide as the cathode. Mr. Szymanski began working with Clark University and in September, 1998, after about three years of investigation and negotiations, the Company obtained a Patent License Agreement from Clark University. Unfortunately, due to cash flow limitations, we were delinquent in making payments, and the license was revoked during the reporting period.

Subsequently, we decided to diversify into software technology licensing. During the year 2000, we acquired the world wide exclusive licensing rights for two new computer software technologies: (i) Divine Logic 2000 (also referred to as nCRYPTfx); and (ii) ONSLR e2000. Various stages of independent testing was conducted on the software, however, due to financial considerations, final independent testing and reports were not pursued. As a result, although we have various software licenses, we have not marketed or generated revenue from them and we currently do not have any plans to do so in the immediate future.

                                  New Business

On April 16, 2004, we entered into exclusive licensing agreements for technologies developed by Haynes Enterprises and Screen Media Technology AS, two companies owned by our President, James Schuler. The licensing agreements are exclusive in area to the United States of America. In consideration of the granting of such licenses, we shall pay to each Haynes Enterprises and Screen Media Technology $25,000 within 90 days and we issued 100,000 shares of our common stock upon execution of each agreement. In addition, we will pay 2.5% of our net sales under each licensing agreement. Under the terms of each licensing agreement, we are required to make minimum royalty payments each year as follows:

Year One                   $100,000
Year Two                   $250,000

Year Three                 $500,000
Year Four                  $750,000
Year Five and after        $1,000,000

In the event that we are unable to reach the guaranteed minimum royalty payments each year, we are required to make up the difference in cash.

                               Haynes Enterprises

Haynes Enterprises is a technology company developing proprietary methods of producing flat, flexible, fluorescent lighting, light emitting polymer displays and flat flexible batteries.

Light Emitting Microsphere (LEM) Technology
Haynes Enterprise is developing light emitting microspheres for screen-printing flat flexible fluorescent lighting capable of emitting visible and ultraviolet light. This process eliminates the need for mercury vapor, enabling an inexpensive, safer, environmentally friendly replacement for the current fluorescent lighting used in computers, television and industrial applications, to deliver higher brightness, longer life, flexibility, and energy efficiency. Market demand at present is being met by, tubular fluorescent lighting, tubular neon lighting, and light emitting diode signs.

Light Emitting Polymer (LEP) Technology
Haynes Enterprise is developing unique lamp constructions and ink formulations for screen-printing flat flexible light emitting polymer displays. This process allows low cost manufacturing and uniform light emission across the entire surface of displays.

Flat Battery Technology
Haynes  Enterprise  is  currently  developing a flat,  flexible,  screen-printed method of producing batteries to be incorporated into printed display applications utilizing screen-printed polymer lighting. This proprietary system will address the need for applications with limited space requiring increased flexibility such as printed ads.

                             Screen Media Technology

Screen Media develops software and accompanying hardware designed for optimal performance in a variety of software applications and builds on open standards and is not exclusive to the Linux based embedded software platform used by Screen Media Technology. The software platform is modular, allowing easy adaptation to tailor made solutions for various enterprise and high-end consumer needs.

The Screen Media "Free Pad"

Screen Media's Free Pad is a Linux-based "Communications Convergent" thin client device. It allows workers or customers to surf the web, do e-mail, watch TV and movies, listen to MP3's and internet radio, talk on the phone, pay bills, as well as a host of other potential vertical applications from their home, classroom, office, factory or hanger-wirelessly across both Wireless Fidelity
(WiFi) and cellular networks.

The Free Pad uses any 802.11x wireless- or GSM cellular network, and provides access anywhere for a wide range of user applications. The LINUX based embedded software platform is stable in operation with modern and flexible design features supporting multiple applications with expansion options.

FEATURES INCLUDE:

      o     Fast wireless communication
      o     Internet Browsing
      o     Video and audio streaming
      o     Telephony & Messaging
      o     Remote server connection
      o     Smartdisplay
      o     Touch sensitive screen
      o     On-screen keyboard

      o     Simple and uniform user interface

AVAILABLE APPLICATIONS:

      o Watch TV and movies on a wireless screen - anywhere in range of transmitter
      o     Use the Pad as a  worldwide  telephone  via a  Voice  over  Internet
            (VoIP) service provider
      o     Connect the Pad to your home PC to share and view files.
      o Connect to your home PC desktop and use any program on your home computer from the Pad.
      o Get connected with your friends and family through the chat client or IM/instant messenger service.
      o     Send and receive E-mail.
      o     Store and administer bookmarks to your favorite applications.
      o     Control your home appliances via remote control.
      o     Listen to MP3 files and Internet radio.
      o Connect external USB devices, such as keyboard, mouse, memory stick and camera flash cards. o Stream media files through the media player.

                              Software Technologies

Divine Logic 2000 is an anti-piracy software program that was developed to prevent the theft of electronic information and unauthorized copying of software. Applications for this product could be in the computer industry, the music CD industry, the DVD movie industry, video games and MP3. This technology has the ability to detect when a copy is being made of any file, without limitation to only executable files. Divine Logic detects the pirated software, and Program Immune Virus eliminates or destroys it. The developer, Shaju Chacko, has indicated that the program cannot be detected or debugged using any assembly language. Divine Logic 2000 checks graphic files, movie files, text files, etc. This software can be installed directly during the assembly of the computer by the manufacturer, or can be installed indirectly with a CD.

ONSLR e2001 is a computer software product that was developed for use in various computer systems running Microsoft operating systems. Its purpose is to provide: significant processor speed acceleration, significant graphics display acceleration, significant drive acceleration and convenient keyboard enhancements.

               Industry Background/Market for Anti-Piracy Software

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

Additionally, it is now possible to easily download music via the Internet due to the widespread use of MP3 compression technology. This technology has made the Internet a feasible vehicle for the electronic transmission of music. Today there are thousands of websites offering music files in MP3 format. According to a recent survey, 1.9 billion music tracks are exchanged or downloaded each month on one popular website. Additionally, there exists today many peer to peer file sharing services and software that facilitates the exchange of music without a central server. Most of the music being downloaded, however, is pirated; i.e., no royalties are being paid to the artists or to the record companies that produced this music. The music industry, in an effort to gain a foothold in this market and limit the consequences of piracy has launched various subscription services allowing online access to music for a monthly fee. Subscribers use the service to download music files to their computers. The downloaded music is, however, locked to the computer and may not be moved from the computer to which it was downloaded, thereby interfering with consumers' enjoyment of the music. According to a recent report by Jupiter, portability is a priority for on-line music subscribers.

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

                                   Competition

Battery Competition
-------------------

The battery market is highly competitive. There are numerous manufacturers both in the United States and overseas. Many of these manufacturers have high brand recognition and established market shares with customer-perceived quality. Batteries under development today use the following chemical components, all of which have drawbacks. They are:

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

Software Competition
--------------------

Anti-Piracy Software

To our knowledge, there are currently four other companies active in the field of designing and developing technology designed to prevent the unauthorized copying of compact discs. MidbarTech, a private Israeli company, has a solution that has been, to our knowledge, tested by the major labels in Europe and the United States and is currently marketed under the tradename "Cactus Data Shield". We believe that Sony also has a product that it is marketing to the industry under the tradename "Key2Audio". SunnComm, a U.S. based company whose securities are traded on over-the-counter market, publicly announced the execution of use agreements for CD anti-copy technology. Finally, a company called TTR Technologies, Inc. has anti-piracy software in development.

Speed Acceleration Software

We are not aware of any other software product on the market designed to accelerate the processor speed. Generally, the speed of the computer is regulated by hardware. Our product is innovative, and to the best of our knowledge, unique.

Employees
---------

Presently, we have two employees. They are:

o James Schuler, President; and
o Clifton Douglas, Vice President, Secretary.

We consider our relations with our employees to be good.

ITEM 2. PROPERTY OF THE COMPANY

Offices

We maintain our principal office at 1141 Harbor Bay Parkway, Suite 203, Alameda, California 94502. Our telephone number is (510) 769-4600 and our facsimile number is (510) 769-4610. The offices are leased from our President, James Schuler, on a month-to-month basis. The office space is approximately 700 square feet, and we have access to an adjoining conference room. Our monthly rent is $1,200. This space is adequate for our current needs but we believe we will need to expand in the next 12 month. We have the ability to expand up to an additional 700 square feet in our current location on the ratio of rent to square feet.

We previously maintained our principal office at 340 North Sam Houston Parkway East, Suite 250, Houston, Texas 77060. That office was leased from a non-related party under a three year lease that commenced October 23, 2001 at an annual rental of $34,438 payable in monthly installments of $2,870. In February of 2003, we were asked to leave the premises due to our failure to make our lease payments. The space has not be re-leased to a third party, and we continue to incur rent obligations under that lease.

Patents, Patent Applications and Licenses

Prior to his relationship with us in 1993, Mr. Szymanski had been developing a battery with greater storage capacity ("density") using aluminum, magnesium and zinc. On April 8, 1993, Mr. Szymanski filed a Patent Application for an "Emergency Reserve Battery". On April 9, 1993, Mr. Szymanski assigned that
Patent Application to us in exchange for 15,000,000 shares of the Company's Common Stock. That Patent Application is still pending in the United States Patent and Trademark Office.

On August 28, 2000, we entered into an exclusive License Agreement with Divine Logic for the exclusive worldwide marketing rights to the Divine Logic software. We will be required to pay 27.5% of the gross revenues from all sales of the software to Divine Logic. The term of this contract, referred to as the "license period" is defined to be in force "for so long as there is any proprietary rights or interest in the Confidential Information or the Intellectual Property, starting on the Effective Date." The Effective Date was August 28, 2000. There are no license fees due, nor are there any royalties due and payable until such time as we generate revenue from the sale of the Divine Logic software. The license is assignable and transferable.

On May 4, 2001, we entered into an exclusive worldwide License Agreement, effective December 12, 2000 with ONSLR e2000 and a group of individuals, namely, Nick Mascia, Amit Kumar Singh, Kushal Kumar and Kashal Kumar for the exclusive worldwide marketing rights to the ONSLR e2000 software. We were required to pay $25,000 as an advance payment against any future royalties. We are not required to make any future payments until the royalties owed to ONSLR exceed $25,000. Mr. Mascia, the individual that introduced us to the Licensor, is being paid a finder's fee in the form of a share in the royalty.

On April 16, 2004, we entered into an exclusive license agreement with Haynes Enterprises, Inc., which is owned by our President, James Schuler, for the exclusive rights in the United States for all technologies produced by Haynes Enterprises. We issued 100,000 shares of our restricted common stock upon execution of the agreement, and we are required to pay a $25,000 licensing fee within 90 days. In addition, we will pay 2.5% of our net sales under each licensing agreement. Under the terms of each licensing agreement, we are required to make minimum royalty payments each year as follows:

Year One                   $100,000
Year Two                   $250,000
Year Three                 $500,000
Year Four                  $750,000
Year Five and after        $1,000,000

In the event that we are unable to reach the guaranteed minimum royalty payments each year, we are required to make up the difference in cash.

On April 16, 2004, we entered into an exclusive license agreement with Screen Media Technology AS, which is owned by our President, James Schuler, for the exclusive rights in the United States for all technologies produced by Screen Media Technology. We issued 100,000 shares of our restricted common stock upon execution of the agreement, and we are required to pay a $25,000 licensing fee within 90 days. In addition, we will pay 2.5% of our net sales under each licensing agreement. Under the terms of each licensing agreement, we are required to make minimum royalty payments each year as follows:

Year One                   $100,000
Year Two                   $250,000
Year Three                 $500,000
Year Four                  $750,000
Year Five and after        $1,000,000

In the event that we are unable to reach the guaranteed minimum royalty payments each year, we are required to make up the difference in cash.

ITEM 3. LEGAL PROCEEDINGS.

      From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders in the fourth quarter of 2003.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock trades on the NASD Over-The-Counter Bulletin Board under the symbol "RDOX." The Over-The-Counter Bulletin Board is sponsored by the National Association of Securities Dealers (NASD) and is a network of security dealers who buy and sell stocks.

      For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                          Low($)           High($)
                         -------          ---------
2003
First Quarter              0.01             0.05
Second Quarter             0.03             0.08
Third Quarter              0.01             0.05
Fourth Quarter             0.02             0.13

2004
First Quarter              0.03             0.13
Second Quarter (1)         0.03             0.04

(1) As of April 20, 2004

      As of March 22, 2004, management believes there to be approximately 42 holders of record of our common stock. To date, we have not paid any dividends on our common stock. We do not currently intend to pay dividends in the future.

                     RECENT SALES OF UNREGISTERED SECURITIES

None.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

None.

SALES OF DEBT FOR CASH

None.

OPTION GRANTS

None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

On May 19, 2003, we issued 1,000,000 shares of our restricted common stock to Martin Nathan in exchange for legal services provided to us. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On May 19, 2003, we issued 100,000 shares of our restricted common stock to Robert Overholt for settlement of a lawsuit filed by Mr. Obverholt against us. The shares were issued pursuant to Section 4(2) of the Securities Act.

On May 27, 2003, we issued 650,000 shares of our restricted common stock to as payment for legal services provided to us. The shares were issued pursuant to
Section 4(2) of the Securities Act

On June 5, 2003, we issued a total of 1,291,640 shares of our restricted common stock to three of our directors, James Schuler, Richard Szymanski and Clifton Douglas, as compensation for their services to us. The shares were issued pursuant to Section 4(2) of the Securities Act

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

      o     discuss our future expectations;
      o contain projections of our future results of operations or of our financial condition; and
      o     state other "forward-looking" information.

      We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this annual report. See "Risk Factors."

GENERAL

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

Our financial condition has not changed materially from December 31, 1999 to the date of the financial statements herewith provided. We have suffered recurring losses from operations, and its current liabilities exceed our current assets. To the extent that we have incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company's director, Richard Szymanski. We intend to continue to rely on Richard Szymanski's capital infusions to fund our operations until we begin significant sales of our licensed products.

Plan of Operation

We are in the process of finalizing an Exclusive License Agreement with Screen Media Technology, AS, a company established in Norway that provides mobile and advanced computing and communications solution. Screen Media owns the rights to certain hardware and software technologies as well as custom applied technologies. The Exclusive License will provide Redox with the ability to market and sell all of the products and technologies of Screen Media in the United States.

Redox Technology Corp. will acquire the exclusive license to sell, market, and sub-license all of Screen Media Technology's mobile and advanced computing and communications technologies in the United States for a one time cash and Common Stock license fee. The exclusive license will provide the Company with the initial rights to current products and solutions developed by Screen Media and potentially new products and applications for the existing technologies that may be developed for the marketplace as long as the license agreement remains in effect. The parties have agreed, in principal, to an initial term of five years with an automatic five-year renewal upon the meeting of certain minimum-revenue targets.

A similar Exclusive License Agreement is being entered into between the Company and Haynes Enterprises, Inc. (soon to be renamed Luminescence) which entity provides technologies in the areas of lighting, battery technology and light emitting polymer displays. This exclusive license also will provide the Company with the initial rights to current products and solutions developed by Haynes Enterprises and potentially new products and applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. The parties have agreed, in principal, to an initial term of five years with an automatic five-year renewal upon the meeting of certain minimum-revenue targets.

         The Licensors and their products are described below:

Screen Media Technology AS

Screen Media develops software and accompanying hardware designed for optimal performance in a variety of software applications and builds on open standards and is not exclusive to the Linux based embedded software platform used by Screen Media Technology. The software platform is modular, allowing easy adaptation to tailor made solutions for various enterprise and high-end consumer needs.

The Screen Media "Free Pad"

Screen Media's Free Pad is a Linux-based "Communications Convergent" thin client device. It allows workers or customers to surf the web, do e-mail, watch TV and movies, listen to MP3's and internet radio, talk on the phone, pay bills, as well as a host of other potential vertical applications from their home, classroom, office, factory or hanger-wirelessly across both Wireless Fidelity
(WiFi) and cellular networks.

The Free Pad uses any 802.11x wireless- or GSM cellular network, and provides access anywhere for a wide range of user applications. The LINUX based embedded software platform is stable in operation with modern and flexible design features supporting multiple applications with expansion options.

Haynes Enterprises, Inc.

Haynes Enterprises is a technology company developing proprietary methods of producing flat, flexible, fluorescent lighting, light emitting polymer displays and flat flexible batteries.

Light Emitting Microsphere (LEM) Technology

Haynes Enterprise is developing light emitting microspheres for screen-printing flat flexible fluorescent lighting capable of emitting visible and ultraviolet light. This process eliminates the need for mercury vapor, enabling an inexpensive, safer, environmentally friendly replacement for the current fluorescent lighting used in computers, television and industrial applications, to deliver higher brightness, longer life, flexibility, and energy efficiency. Market demand at present is being met by, tubular fluorescent lighting, tubular neon lighting, and light emitting diode signs.

Light Emitting Polymer (LEP) Technology

Haynes Enterprise is developing unique lamp constructions and ink formulations for screen-printing flat flexible light emitting polymer displays. This process allows low cost manufacturing and uniform light emission across the entire surface of displays.

Flat Battery Technology

Haynes  Enterprise  is  currently  developing a flat,  flexible,  screen-printed method of producing batteries to be incorporated into printed display applications utilizing screen-printed polymer lighting. This proprietary system will address the need for applications with limited space requiring increased flexibility such as printed ads.

Marketing Strategy:

By the third quarter, we intend to retain a marketing firm to develop a twenty four month sales and marketing plan. Our marketing consultant will begin executing its process of product-information dissemination and its product fulfillment plan. Strategic branding, or creating name recognition through advertising in trade publications and other traditional formats, will be a primary focus of our marketing consultant. We believe our marketing plan will progress in three phases, and we anticipate our marketing costs to run approximately $100,000, which costs will not begin to in incur until the third quarter of 2004.

Phase 1 involves establishing a plan of critical reactive measures designed to provide us with the ability to react immediately to existing market conditions with the launching of our product. This plan is designed to help us:

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

Phase 3 involves monitoring, budgeting and planning for the projected life-cycle of the brand as well as adjusting those processes developed in prior phases. Once ReDOX has established brand identity and begins its implementation of an effective method of product information dissemination and fulfillment, Phase 3 will focus on building brand equity across multiple channels. This could include the introduction of an effective media plan for online/offline exposure, development of ad campaigns, banner campaigns, possible introduction of additional or co-brand synergies within our Company, development of external marketing synergies through co-branding, bundling, partnering and other promotional opportunities.

All three phases can be accomplished within a 60-90 day period, and can begin upon completion of testing and release of test data for publication.

Revenue Generation: We hope generate revenue from essentially three sources:

1. Original Equipment Manufacturers (OEMs) will pay a royalty to the Company, based on a negotiated sub-license agreement to be drafted on a per OEM basis, for each upload of our software during their own manufacturing process. Our per-unit price will be negotiated with OEMs based on our estimated volume with each OEM.

2. Software companies will pay a royalty to the Company, based on a negotiated sub-license agreement to be drafted on a per company basis, for each unit sold.

3. Our Licensors, Screen Media Technology, AS and Haynes Enterprises both provide us with the ability to sell and sublicense products and technologies for which each licensor will receive royalties and we will generate revenues from sales.

We do not expect to purchase any significant equipment over the next twelve months. We also do not expect any significant changes in the number of employees.

Battery Technologies: Our plan of operations does not include our battery technology. It is our objective to generate revenue through our licensing agreements over the next 12 to 24 months, and a portion of our profits will be used to complete the product development and marketing plan necessary to launch this technology. We expect, through our license agreement with Haynes Enterprises, to generate additional revenues from that entity's battery technology.

Operating Data:

There was no revenue from sales and ancillary income for the calendar year ended December 31, 2003.

General and Administrative expenses (operating expenses) were $199,666 in cash and $231,333 in common stock for the year ended December 31, 2003 and $221,729 in cash and $368,422 in common stock for the year ending December 31, 2002.

Liquidity and Capital Resources:

      We are currently in negotiations with private investors for the sale of up to $750,000 in convertible debentures and warrants. We would receive $250,000 upon signing a securities purchase agreement, $250,000 upon the filing of a registration statement covering shares of common stock underlying the convertible debentures and warrants, and $250,000 upon the registration statement being declared effective with the Securities and Exchange Commission. We do not currently have any contracts, plans or agreements in place for any additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

ITEM 7. FINANCIAL STATEMENTS.

                           INDEPENDENT AUDITORS REPORT


To the Board of Directors
   Redox Technology Corporation
   (A Development Stage Company)
   Houston, Texas

We have audited the accompanying balance sheets of Redox Technology Corporation (a development stage company), as of December 31, 2003, and the related statements of expenses, stockholders' deficit, and cash flows for each of the two years then ended and the period from April 9, 1993 (Inception) through December 31, 2003. These financial statements are the responsibility of Redox's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redox Technology Corporation, as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended and the period from April 9, 1993 (Inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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


MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

April 15, 2004

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003




Total Assets                                                    $         -
                                                                ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

         LIABILITIES

Accounts payable                                                $   147,964
Accrued expenses                                                    291,274
Due to related party                                                 15,000
Note payable to founder                                             514,694
                                                                -----------
         Total Liabilities                                          968,932
                                                                -----------

Commitments and contingency


         STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000
         shares authorized, none issued and outstanding
Common stock, $.00005 par, 100,000,000 shares
         authorized, 70,885,879 shares outstanding                    3,544
Additional paid in capital                                        4,340,117
Deficit accumulated during the development stage                 (5,312,593)
                                                                -----------
         Total Stockholders' Deficit                             (  968,932)
                                                                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $         -
                                                                ===========



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                  Years Ended December 31, 2003, and 2002, and
      the Period from April 9, 1993 (Inception) Through December 31, 2003


                                                                                                       Inception
                                                                                                        Through
                                                                                                        Dec. 31,
                                                           2003                   2002                    2003
                                                          -----------            -----------           -----------
General & administrative
    -    paid in cash                                     $   199,666            $   221,729           $ 1,710,422
    -    paid in stock                                        231,333                368,422             3,234,593
    -    warrants                                               3,698                      -                 3,698
Research & development                                         35,000                 49,083               150,965
Interest expense                                               51,469                 29,809               147,033
Depreciation                                                        -                  7,436                53,959
Impairment expense                                                  -                 11,923                11,923
                                                          -----------            -----------           -----------
Net loss                                                  $  (521,166)           $  (688,402)          $(5,312,593)
                                                          ===========            ===========           ===========

Basic and diluted net loss
    per common share                                            $(.01)                 $(.01)
Weighted average common
    shares outstanding                                     66,707,990             61,817,563






                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
         Period from April 9, 1993 (Inception) Through December 31, 2003


                                                             Preferred Stock                   Common Stock
                                                        Shares              $              Shares             $
                                                      ----------         -------         -----------        ------
Shares issued
-        to founder for patent                                 -         $     -          15,000,000        $1,500
-        for acquisition of DCUSA                                                          3,000,000           300
 Reverse 1 for 10 stock split                                  -               -         (16,200,000)            -
 Options issued to 5 directors
     for services rendered                                     -               -                   -             -
 Options exercised by 5 directors                              -               -             300,000           300
 Forward 20 for 1 stock split                                  -               -          39,900,000             -
 Additional shares issued due
     to error in original split                                -               -           2,100,000           105
 Cash contributed by founder                                   -               -                   -             -
 Options issued for services                                   -               -                   -             -
 Options exercised by an officer                               -               -           1,000,000            50
 Shares issued for services                            6,000,000           6,000           3,902,088           195
 Conversion of preferred stock to
     common stock                                     (1,000,000)         (1,000)          5,000,000           250
 Shares issued for note payable
     To founder                                                -               -           4,143,857           207
 Shares issued for settlement                                  -               -             250,000            12
 Shares issued for cash                                        -               -           1,000,000            50
 Cancellation of preferred shares                     (5,000,000)         (5,000)                  -             -
 Reclassify additional paid in capital
     to note payable to founder                                -               -                   -             -
 Deficit accumulated during the
     development stage                                         -               -                   -             -
                                                      ----------         -------         -----------        ------
 Balances at December 31, 2001                                 -               -          59,395,945         2,969

 Shares issued for
-        services                                              -               -           4,348,294           218
-        note payable to founder                               -               -                   -             -
 Reclassify additional paid in capital
     to note payable to founder                                -               -                   -             -
 Cash contributed by founder                                   -               -                   -             -
 Net loss                                                      -               -                   -             -
                                                      ----------         -------         -----------        ------
 Balances at December 31, 2002                                 -               -          63,744,239         3,187

 Shares issued for
-        services                                              -               -           6,166,660           308
-        accrued expenses                                      -               -             874,980            44
-        settlement                                            -               -             100,000             5
 Warrant expense                                               -               -                   -             -
 Expenses paid by shareholder                                  -               -                   -             -
 Net loss                                                      -               -                   -             -
                                                      ----------         -------         -----------       -------
 Balances at December 31, 2003                                 -         $     -          70,885,879       $ 3,544
                                                      ==========         =======         ===========       =======





                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
         Period from April 9, 1993 (Inception) Through December 31, 2003


                                                                                     Deficit
                                                                                   Accumulated
                                                                 Additional        During The
                                                                  Paid in          Development
                                                                  Capital             Stage              Totals
                                                                -----------        -----------         -----------
Shares issued
     -   to founder for patent                                  $         -         $        -         $     1,500
     -   for acquisition of DCUSA                                (      300)                 -                   -
 Reverse 1 for 10 stock split                                             -                  -                   -
 Options issued to 5 directors
     for services rendered                                           14,700                  -              14,700
 Options exercised by 5 directors                                         -                  -                 300
 Forward 20 for 1 stock split                                             -                  -                   -
 Additional shares issued due
     to error in original split                                  (      105)                 -                   -
 Cash contributed by founder                                      1,434,537                  -           1,434,537
 Options issued for services                                        129,950                  -             129,950
 Options exercised by an officer                                          -                  -                  50
 Shares issued for services                                       2,160,327                  -           2,166,522
 Conversion of preferred stock to
     common stock                                                       750                  -                   -
 Shares issued for note payable
     to founder                                                   1,146,260                  -           1,146,467
 Shares issued for settlement                                       122,488                  -             122,500
 Shares issued for cash                                             119,950                  -             120,000
 Cancellation of preferred shares                                     5,000                  -                   -
 Reclassify additional paid in capital
     to note payable to founder                                  (1,080,712)                 -          (1,080,712)
 Deficit accumulated during the
     development stage                                                    -         (4,103,025)         (4,103,025)
                                                                -----------        -----------         -----------
 Balances at December 31, 2001                                    4,052,845         (4,103,025)         (   47,211)

 Shares issued for
     -   services                                                   368,204                  -             368,422
     -   note payable to founder                                          -                  -                   -
 Reclassify additional paid in capital
     to note payable to founder                                  (  511,119)                 -          (  511,119)
 Cash contributed by founder                                        139,588                  -             139,588
 Net loss                                                                 -         (  688,402)         (  688,402)
                                                                -----------        -----------         -----------
 Balances at December 31, 2002                                    4,049,518         (4,791,427)         (  738,722)

 Shares issued for
     -   services                                                   226,026                  -             226,334
     -   accrued expenses                                            43,705                  -              43,749
     -   settlement                                                   4,995                  -               5,000
 Warrant expense                                                      3,698                  -               3,698
 Expenses paid by shareholder                                        12,175                  -              12,175
 Net loss                                                                 -         (  521,166)         (  521,166)
                                                                -----------        -----------         -----------
 Balances at December 31, 2003                                  $ 4,340,117        $(5,312,593)        $(  968,932)
                                                                ===========        ===========         ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2003, and 2002, and
      the Period from April 9, 1993 (Inception) Through December 31, 2003

                                                                                                       Inception
                                                                                                        Through
                                                                                                        Dec. 31,
                                                                2003                 2002                 2002
                                                             ----------           -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $( 521,166)          $  (688,402)         $(5,312,593)
Adjustments to reconcile
    net loss to cash used by
    operating activities:
Stock issued for lawsuit                                          5,000                     -              127,500
Stock issued for patent                                               -                     -                1,500
Stock issued for services                                       226,334               368,422            2,905,927
Warrant expense                                                   3,698                     -                3,698
Depreciation                                                          -                 7,436               53,959
Impairment expense                                                    -                11,923               11,923
Change in:
    Deposits                                                          -                2,870                     -
    Accounts payable                                              8,918                69,300              147,964
    Accrued expenses                                            261,465                73,558              400,778
                                                             ----------           -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                          ( 15,751)           (  154,893)          (1,659,344)
                                                             ----------           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                              -                     -           (   65,882)
                                                             ----------           -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                 -                     -              120,350
Contributions to capital
    by founder                                                   12,175               139,588            1,586,301
Advances by related party                                         3,576                15,000               18,575
                                                             ----------           -----------          -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                     15,751               154,588            1,725,226
                                                             ----------           -----------          -----------
NET CHANGE IN CASH                                                    -            (      305)                   -
CASH AT BEGINNING OF PERIOD                                           -                   305                    -
                                                             ----------           -----------          -----------
CASH AT END OF PERIOD                                        $        -           $         -          $         -
                                                             ==========           ===========          ===========

SUPPLEMENTAL DISCLOSURES:
Interest paid                                                $        -           $         -          $         -
Income taxes paid                                                     -                     -                    -

NONCASH ACTIVITIES:
Paid in capital converted
    into note to founder                                     $  511,119           $   511,119          $ 1,591,831
Note to founder exchanged
    for common stock                                                  -                     -           (1,146,467)
Stock for accrued expense                                        43,749                     -                    -


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

Depreciation was provided on the property and equipment used by Redox using the straight line method over an estimated useful life of five years for all computers, equipment and furniture. Assets purchased in 1994 from the founder were recorded at the founder's original cost less an appropriate reserve for accumulated depreciation. The assets had no remaining book value at December 31, 2002.

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

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average shares outstanding. There are no dilutive securities.

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

Recently issued accounting pronouncements. Redox does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Redox's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Redox has recurring net losses of $482,468 and $688,402 in 2003 and 2002, respectively, and has an accumulated deficit of $5,273,895 as of December 31, 2003. These conditions create an uncertainty as to Redox's ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Redox is unable to continue as a going concern.


NOTE 3 - NOTE PAYABLE TO FOUNDER

Mr. Szymanski has advanced Redox $1,577,700 from inception through December 31, 2003. From inception through August 2000, Redox recorded these advances as contributions to capital. As of August 2000, the advances totaled $1,229,615. In August 2000, Redox issued a promissory note in the amount of $1,080,712 to Mr. Szymanski, bearing interest at 10% and due December 31, 2000. After December 31, 2000, the principal and accrued interest carried interest of 18% until paid. The balance of $148,903 was still carried as a contribution to capital from Mr. Szymanski.

On February 18, 2001, Redox issued the founder 4,143,857 shares of common stock in exchange for the principal of $1,080,712 and accrued interest of $65,755. The share price used was the then trading price of $.28 per share.

In June 2002, Redox issued a promissory note to the founder as a reclassification to notes payable of past contributions to capital of $511,119. The note bears no interest and matured on December 31, 2002. Interest of 10% is being accrued. Accrued interest as of December 31, 2003 totaled $81,279.


NOTE 4 - INCOME TAXES

                  Deferred tax assets                       $ 689,814
                  Less: valuation allowance                  (689,814)
                                                            ---------
                  Net deferred taxes                        $       -
                                                            =========

Redox has net operating loss carryforwards of approximately $2,000,000 as of December 31, 2003 which expires between 2008 and 2023.


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

CONVERTIBLE PREFERRED STOCK

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

On April 2, 2003, Redox issued 100,000 shares of common stock for a settlement valued at the then trading price of $.05 per share for a total value of $5,000.

On May 20, 2003, Redox issued a total of 2,066,660 shares of common stock for services valued at the then trading price of $.05 per share for a total value of $103,333. On May 20, 2003 issued 874,980 for accrued expenses of $43,749.

On October 9, 2003, Redox issued 3,600,000 shares of common stock to two consultants valued at the then trading price of $.03 per share for a total value of $108,000.

On October 22, 2003, Redox issued 500,000 shares of common stock to a consultant valued at the then trading price of $.03 per share for a total value of $15,000.



NOTE 7 - WARRANTS

In April 2003, Redox issued 100,000 warrants to a consultant to purchase 100,000 shares of Redox common stock for $.04 per share. The warrants have a one year life and vest immediately. The warrants fair value totaled $3,698 which has been expensed in the year ended December 31, 2003.

The weighted average fair value of the stock warrants granted during 2003 was approximately $.04. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of each year end, (3) expected volatility is approximately 209%, and (4) zero expected dividends.


NOTE 8 - COMMITMENT AND CONTINGENCY

Redox's office lease is $2,870 per month and expires October 31, 2004. Redox incurred rent expense of approximately $34,440 and $34,000 in 2003 and 2002 respectively. Redox broke their lease in February 2003. As of April 15, 2004, the space has not been re-leased and Redox continues to incur rent obligations under the lease. Redox currently offices in the office of Redox's president pursuant to an oral month to month agreement for $1,200 per month.

NOTE 9 - OFFICER COMPENSATION

There are two officers, each of whom work part time. Neither has an oral or written contract. Compensation has been in the form of shares of Redox preferred and common stock and options to purchase Redox stock.


NOTE 10 - CONTRACTS AND AGREEMENTS

On September 17, 1998, Redox entered into a license agreement with Clark University ("Clark") for the use of two patents owned by Clark. The agreement required an up front payment of $30,000 to Clark and a minimum annual payment of $35,000 to be paid to Clark as well as 5% of the gross sales of the licensed products and 20% of any payments Redox received while sub-licensing the two patents. All amounts due have been expensed. As of December 31, 2003, there have been no sales or sub-licensing under this agreement.

On August 28, 2000, Redox entered into a license agreement with Divine Software Developing Center for use of the Divine Logic Software. Redox will be required to pay a royalty of 27.5% of the gross revenues from all sales of the software. As of December 31, 2003, there have been no sales under this agreement.

On May 4, 2001 Redox entered into a license agreement effective December 12, 2000, with ONSLR for exclusive use of the ONSLR software. Redox paid $25,000 as an advance payment against any future royalties. Redox is not required to make any future payments until the royalties owed to ONSLR exceed the $25,000. As of December 31, 2003, there have been no sales under this agreement.


NOTE 11 - DUE TO RELATED PARTY

A related party advanced Redox $10,000 and $5,000 in August 2002 and November 2002 respectively on a short term basis.


NOTE 12 - SUBSEQUENT EVENTS

On January 4, 2004 Redox issued 4,219,750 shares to three officers for accrued salaries.

On April 8, 2004, Redox issued 400,000 shares for legal services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal
Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to the Officers and Directors of the company.

     Name                       Age       Position

     James R. Schuler           67        President and Director
     Richard Szymanski          62        Director
     Clifton D. Douglas         75        Chief Financial Officer/
                                          Secretary/Treasurer/Director

The members of the Board of Directors of the Company are elected by the shareholders at each annual meeting for a one year term. Officers are elected by the Directors at each annual meeting for a one year term, or until otherwise replaced by the Board of Directors.

James R. Schuler has served as President since December 2003 and a Director of our Company since August 1998. Presently, Mr. Schuler is the President and CEO of TransUnited Partners, Inc. of Pacifica, California, having been with that company since 1998. Also since 1998 through the present, Mr. Schuler is CEO to Octobot International LLC (formerly S-Cube Investments, LLC) where he has been forming a technology cooperative among new technology companies. Previously, Mr. Schuler co-founded a research and development company in 1994 called Add-Vision, Inc., which produced a new illumination technology made up of a revolutionary thin, flat, programmable display product with multiple uses (called Intelligent Illumination). He remained with Add-Vision until 1998. Prior to that, Mr.
Schuler served as President and CEO to a transportation relocation company called Relocation Controls Corporation, and to petroleum refining administrative company that he founded called Transatlantic Petroleum.

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

In 1953, Mr. Douglas received a Bachelor of Science in Accounting from Arizona State University.

Richard A. Szymanski is a director of our Company, a position he has held since December 2003. Previously, Mr. Szymanski served as our President, Chairman of the Board of Directors and CEO of our Company, serving in these capacities since our incorporation in April 1993 until November 2003. Mr. Szymanski previously served as Vice President and Technical Director of World Book Encyclopedia Science Service for several years where he maintained a staff of professional science writers and photographers for the purpose of writing and illustrating major scientific events, including: exclusive coverage of the seven original astronauts, organizing all photo coverage including space launchers at Cape Kennedy, and the initial heart transplants performed in Houston, Texas.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Except for one Form 5, based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2003, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2003, 2002 and 2001. Summary Compensation Table:

                                                                           Other
                                                           Annual      Restricted      Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock          SARs       Payouts        All Other
      Position          Year        ($)         ($)       sation ($)    Awards ($)       (#)          ($)        Compensation
--------------------- --------- ------------ ----------- ------------ -------------- ------------- ------------ --------------
James R. Schuler,      2003 (1)       0           0            0            0            0             0             0
President
--------------------- --------- ------------ ----------- ------------ -------------- ------------- ------------ --------------
Richard Szymanski,     2003 (2)       0           0            0            0        2,340,000          0             0
President              2002           0           0            0            0            0              0             0
                       2001           0           0            0            0        1,111,111 (3)      0             0
--------------------- --------- ------------ ----------- ------------ -------------- ------------- ------------ --------------
Clifton Douglas,       2003           0           0            0            0        1,709,750          0             0
CFO
--------------------- --------- ------------ ----------- ------------ -------------- ------------- ------------ --------------

(1)  Represents  the period from  December 14, 2003 to December  31,  2003.
(2)  Represents the period from January 1, 2003 to December 14, 2003.
(3) Mr. Szymanski received 1,111,111 shares of common stock in lieu of his salary of $100,000. The shares were valued at $0.09 per share.

OPTIONS

No options were exercised or granted during the last fiscal year.

There were no long-term incentive plans or rewards made in fiscal 2003.

EMPLOYMENT AGREEMENTS

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 31, 2004, there were 75,012,938 shares of Common Stock, par value $0.00005 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2004:

      o     all directors;
      o each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock;
      o     each executive officer named in the Summary Compensation Table;
      o     all directors and executive officers as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

     Name and Address of                 Number of              Percent
      Beneficial Owner                 Common Shares          of Class (1)
     -------------------              ---------------       --------------

James R. Schuler                            1,487,500               1.98%
c/o Redox Technology Corp
1141 Harbor Bay Parkway, Suite 203
Alameda, California 94502

Richard Szymansky                          12,877,613(2)           17.18%
c/o Redox Technology Corp
1141 Harbor Bay Parkway, Suite 203
Alameda, California 94502

Clifton Douglas                             2,013,125(3)            2.68%
c/o Redox Technology Corp
1141 Harbor Bay Parkway, Suite 203
Alameda, California 94502

         All officers and
 directors as a group(3 persons)           16,378,238              21.83%

(1) Based on a total of 75,012,938 shares of Common Stock issued an outstanding as of March 31, 2003.

(2)   These shares are held in the name of the Richard Szymanski Trust.

(3)   These shares are held in the name of the Douglas Family Trust

STOCK OPTION PLANS

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our offices are leased from our President, James Schuler, on a month-to-month basis. The office space is approximately 700 square feet, and we have access to an adjoining conference room. Our monthly rent is $1,200. We have the ability to expand up to an additional 700 square feet in our current location on the ratio of rent to square feet.

On April 16, 2004, we entered into exclusive licensing agreements for technologies developed by Haynes Enterprises and Screen Media Technology AS, two companies owned by our President, James Schuler, our President. The licensing agreements are exclusive in area to the United States of America. In consideration of the granting of such licenses, we shall pay to each Haynes Enterprises and Screen Media Technology $25,000 within 90 days and we issued 100,000 shares of our common stock upon execution of each agreement. In addition, we will pay 2.5% of our net sales under each licensing agreement. Under the terms of each licensing agreement, we are required to make minimum royalty payments each year as follows:

Year One                   $100,000
Year Two                   $250,000
Year Three                 $500,000
Year Four                  $750,000
Year Five and after        $1,000,000

In the event that we are unable to reach the guaranteed minimum royalty payments each year, we are required to make up the difference in cash.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during our fourth quarter of 2003.

EXHIBITS

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

     3.5*^       Certificate of Amendment, filed July 5, 1994

     3.6*^       Certificate of Amendment, filed September 12, 1996

     3.7*^       Certificate of Amendment, filed February 19, 2001

     4.1**       Designation of Convertible Preferred Stock

     10.1**      Indemnification Agreement with Richard A. Szymanski

     10.2**      Indemnification Agreement with Clifton D. Douglas

     10.3**      Indemnification with James R. Schuler

     10.4***     License Agreement with Onsler e2000

     10.5***     License Agreement with Divine Logic

     10.6*^      Promissory Note with Richard Szymanski

     10.7        License Agreement with Haynes Enterprises

     10.8        License Agreement with Screen Media Technology AS

     31.1 Certification by Principal Executive Officer pursuant to Sarbanes-Oxley Section 302.

     31.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.

     32.1 Certification by Principal Executive Officer pursuant to 18 U.S. C. Section 1350.

     32.2        Certification by Chief Financial Officer pursuant to 18 U.S. C.
                 Section 1350.

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

REDOX TECHNOLOGY CORPORATION, a Delaware Corporation

                   By: /s/  James R. Schuler
                      ----------------------------------
                      James R. Schuler, President
                      Date: April 26, 2004

                   By: /s/ Clifton D. Douglas
                      ----------------------------------
                      Clifton D. Douglas, CFO
                      Date: April 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.


      SIGNATURE                  TITLE                           DATE

/s/James R. Schuler              President and Director          April 26, 2004
-------------------------
James R. Schuler

/s/Clifton D. Douglas            CFO and Director                April 26, 2004
-------------------------
Clifton D. Douglas

                                 Director                        April 26, 2004
-------------------------
Richard Szymanski