Form 10QSB
period 2004-03-31
REDOX TECHNOLOGY CORP
filed 2004-05-24
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

                        Commission File Number: 33-22142

                          REDOX TECHNOLOGY CORPORATION


   Delaware Corporation                               55-0681106
 (State of Incorporation)                (I.R.S. Employer Identification No.)


                       1141 Harbor Bay Parkway, Suite 203
                                Alameda, CA 94502
                                 (510) 769-4600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                                      76,046,629
          Common Stock                        NUMBER OF SHARES OUTSTANDING
par value $0.00005 per share                        ON: March 31, 2004

                                Table of Contents


PART I.  FINANCIAL INFORMATION

       Item 1.   Financial Statements (Unaudited)

       Item 2.   Plan of Operation

       Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

       Item 1.   Legal Proceedings

       Item 2.   Changes in Securities

       Item 3.   Defaults Upon Senior Securities

       Item 4.   Submission of Matters to a Vote of Security Holders

       Item 5.   Other Information

       Item 6.   Exhibits and Reports on Form 8-K

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2004



Total Assets                                                    $         -
                                                                ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

         LIABILITIES

Accounts payable                                                $   152,644
Accrued expenses                                                    347,890
Due to related party                                                 15,000
Note payable to founder                                             514,694
                                                                -----------
         Total Liabilities                                        1,030,228
                                                                -----------
Commitments and contingencies

         STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000
         shares authorized, none issued and outstanding                   -
Common stock, $.00005 par, 100,000,000 shares
         authorized, 76,046,629 shares outstanding                    3,802
Additional paid in capital                                        4,804,326
Deficit accumulated during the development stage                 (5,838,356)
                                                                -----------
         Total Stockholders' Deficit                             (1,030,228)
                                                                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $         -
                                                                ===========

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                     Three Months Ended March 31, 2004, and
               2003, and the Period from April 9, 1993 (Inception)
                             Through March 31, 2004

                                                                                                      Inception
                                                                                                       Through
                                                                                                       March 31,
                                                            2004                   2003                  2004
                                                          -----------            -----------          ------------
General & administrative
       - cash                                             $   61,295            $    60,603          $  1,771,717
       - non-cash                                            464,468                      -             3,699,061
       - warrants                                                  -                      -                 3,698
Research & development                                             -                      -               150,965
Interest expense                                                   -                 12,778               147,033
Depreciation                                                       -                      -                53,959
Impairment expense                                                 -                      -                11,923
                                                          -----------            -----------          ------------
Net loss                                                  $ (525,763)           $   (73,381)         $ (5,838,356)
                                                          ===========            ===========          ============

Basic and diluted net loss
      per common share                                         $(.01)                 $(.00)
Weighted average common
         shares outstanding                               75,819,783             63,744,239


                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     Three Months Ended March 31, 2004, and
               2003, and the Period from April 9, 1993 (Inception)
                             Through March 31, 2004

                                                                                                       Inception
                                                                                                        Through
                                                                                                        March 31,
                                                              2004                 2003                   2004
                                                            ------------          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $ (525,763)          $   (73,381)         $(5,838,356)
Adjustments to reconcile
    net loss to cash used by
    operating activities:
Stock issued for lawsuit                                              -                     -              127,500
Stock issued for patent                                               -                     -                1,500
Stock issued for services                                       464,468                     -            3,370,395
Warrant expense                                                       -                     -                3,698
Depreciation                                                          -                     -               53,959
Impairment expense                                                    -                     -               11,923
Change in:
    Accounts payable                                              4,680                16,854              152,644
    Accrued expenses                                             56,615                56,527              457,393
                                                            ------------          ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES                                 -                     -           (1,659,344)
                                                            ------------          ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                              -                     -              (65,882)
                                                            ------------          ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                 -                     -              120,350
Contributions to capital
    by founder                                                        -                     -            1,586,301
Advances by related party                                             -                     -               18,575
                                                            ------------          ------------         ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                          -                     -            1,725,226
                                                            ------------          ------------         ------------
NET CHANGE IN CASH                                                    -                     -                    -
CASH AT BEGINNING OF PERIOD                                           -                     -                    -
                                                            ------------          ------------         ------------
CASH AT END OF PERIOD                                        $        -           $         -          $         -
                                                            ============          ============         ============

NONCASH ACTIVITIES:
Paid in capital converted
    into note to founder                                     $        -           $   511,119          $ 1,591,831
Note to founder exchanged
    for common stock                                                  -                     -           (1,146,467)
Stock for accrued expense                                             -                     -               43,749

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Redox Technology Corporation ("Redox"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Redox's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

NOTE 2 - EQUITY

On January 20, 2004, Redox issued 5,160,750 shares of common stock for services valued at $464,468.

NOTE 3 - SUBSEQUENT EVENTS

In May of 2004, Redox issued 400,000 shares of common stock for legal and consulting services valued at $14,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

      Some of the information in this Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

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

As previously reported, this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. We have entered into a securities purchase agreement with private investors and will receive a total of $750,000 to carry out our business plan. To date, subsequent to the end of the first quarter of 2004, we received our first installment of $250,000 of that funding commitment.

Our financial condition has not changed materially from December 31, 1999 to the date of the financial statements herewith provided. We have suffered recurring losses from operations, and its current liabilities exceed our current assets. To the extent that we have incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company's director, Richard Szymanski. We are relying on outside sources to fund our operations until we begin significant sales of our licensed products.

Plan of Operation

We have entered into Exclusive License Agreements with Screen Media Technology, a company established in Norway that provides mobile and advanced computing and communications solution. Screen Media owns the rights to certain hardware and software technologies as well as custom applied technologies. The Exclusive License provides Redox with the ability to market and sell all of the products and technologies of Screen Media in the United States.

Redox Technology Corp. has acquired the exclusive license to sell, market, and sub-license all of Screen Media Technology's mobile and advanced computing and communications technologies in the United States for a one time cash and Common Stock license fee. The exclusive license will provide the Company with the initial rights to current products and solutions developed by Screen Media and potentially new products and applications for the existing technologies that may be developed for the marketplace as long as the license agreement remains in effect. The parties have agreed, in principal, to an initial term of five years with an automatic five-year renewal upon the meeting of certain minimum-revenue targets.

We have also entered into a similar Exclusive License Agreement with Haynes Enterprises, Inc. (soon to be renamed Luminescence) which entity provides technologies in the areas of lighting, battery technology and light emitting polymer displays. This exclusive license also will provide the Company with the initial rights to current products and solutions developed by Haynes Enterprises and potentially new products and applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. The parties have agreed, in principal, to an initial term of five years with an automatic five-year renewal upon the meeting of certain minimum-revenue targets.

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

The design and functional specifications for a full e- commerce/marketing site will be developed during the end of Phase 1 for implementation in Phase 2.

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

Revenue Generation: We hope to generate revenue from essentially three sources:

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

Operating Data:

There was no revenue from sales and ancillary income for the quarter ended March 31, 2004.

General and Administrative expenses (operating expenses) were 61,295 in cash and 464,468 in common stock for the quarter ended March 31, 2004.

Liquidity and Capital Resources:

      We have finalized a financing commitment with private investors for the sale of up to $750,000 in convertible debentures and warrants. We have received $250,000 upon our signing of a securities purchase agreement; we will receive $250,000 upon the filing of a registration statement covering shares of common stock underlying the convertible debentures and warrants, and $250,000 upon the registration statement being declared effective with the Securities and Exchange Commission. We do not currently have any contracts, plans or agreements in place for any additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2004, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2. CHANGES IN SECURITIES

On January 2, 2004, we issued 500,000 shares of our Common Stock to an investor relations firm in exchange for services. This issuance is considered exempt under Section 4(2) of the Securities Act of 1933.

On January 20, 2004, we issued a total of 5,160,750 shares of our Common Stock to Richard Szymanski, Clifton Douglas and James Schuler in lieu of salaries and director's fees accrued in 2003 as follows: 2,341,9000 shares were issued to Richard Szymanski; 1,759,750 shares were issued to Clifton Douglas; and to James Schuler, we issued 60,000 shares as compensation to him as an outside director during the year 2003, and 1,000,000 shares for other services rendered to the Company during that period. These issuances are considered exempt under Section 4(2) of the Securities Act of 1933.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.
                31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

         (b)      Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ReDOX TECHNOLOGY CORPORATION
                                     (Registrant)

DATE:        5/24/2004                /S/ James Schuler
                                     ---------------------------------
                                     James Schuler
                                     President, Director