Form 10KSB/A
period 2003-12-31
REDOX TECHNOLOGY CORP
filed 2004-07-01
CIK 833083

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-KSB/A

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

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY

                                  Organization

We initially were incorporated as DCUSA, Inc. under the laws of Delaware on April 28, 1988, organized as a "blind pool", meaning that we had no business plan of our own but never organized to acquire or merge with an active business. Initially, we were a wholly-owned subsidiary of Family Health Systems, Inc.
which held 3,000,000 shares of our common stock. Pursuant to a Registration Statement which was declared effective on August 2, 1988, the 3,000,000 shares were distributed as a dividend to approximately 900 Family Health Systems, Inc. stockholders, effectively spinning-off DCUSA, Inc. as an independent entity.

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

                                  New Business

On April 16, 2004, we entered into exclusive licensing agreements for technologies developed by Haynes Enterprises and Screen Media Technology AS, two companies owned by our President, James Schuler. The licensing agreements are exclusive in area to the United States of America. In consideration of the granting of such licenses, we shall pay to each Haynes Enterprises and Screen Media Technology $25,000 within 90 days and we issued 3,000,000 shares of our common stock to Screen Media Technology and 2,000,000 shares of our common stock to Haynes Enterprises upon execution of the agreements. In addition, we will pay 2.5% of our net sales under each licensing agreement. Under the terms of each licensing agreement, we are required to make minimum royalty payments each year as follows:

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

Lead Acid--which is heavy (low energy density) and is toxic; Sodium Sulfur-which requires high temperatures, is explosive, and requires expensive packaging;

Nickel-Cadmium- that requires expensive materials, is a carcinogen and has a high memory effect;

Nickel metal hydride- which requires expensive material, has limited temperature range and has a high self-discharge rate; Lithium polymer- which requires expensive materials, is explosive, has power density and requires long term development; Flywheel- requires long term development.

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

Speed Acceleration Software

We are not aware of any other software product on the market designed to accelerate the processor speed. Generally, the speed of the computer is regulated by hardware. In the opinion of Management, our product is innovative and unique.

Employees
---------

Presently, we have two employees. They are:

o     James Schuler, President; and
o     Clifton Douglas, Vice President, Secretary.

We consider our relations with our employees to be good.

ITEM 2. PROPERTY OF THE COMPANY

Offices

We maintain our principal office at 1141 Harbor Bay Parkway, Suite 203, Alameda, California 94502. Our telephone number is (510) 769-4600 and our facsimile number is (510) 769-4610. The offices are leased from our President, James Schuler, on a month-to-month basis. The office space is approximately 700 square feet, and we have access to an adjoining conference room. Our monthly rent is $1,200. This space is adequate for our current needs but we believe we will need to expand in the next 12 months. We have the ability to expand up to an additional 700 square feet in our current location on the ratio of rent to square feet.

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

On May 4, 2001, we entered into an exclusive worldwide License Agreement, effective December 12, 2000 with ONSLR e2000 and a group of individuals, namely, Nick Mascia, Amit Kumar Singh and Kashal Kumar for the exclusive worldwide marketing rights to the ONSLR e2000 software. We were required to pay $25,000 as an advance payment against any future royalties. We are not required to make any future payments until the royalties owed to ONSLR exceed $25,000. Mr. Mascia, the individual that introduced us to the Licensor, is being paid a finder's fee in the form of a share in the royalty.

On April 16, 2004, we entered into an exclusive license agreement with Haynes Enterprises, Inc., which is owned by our President, James Schuler, for the exclusive rights in the United States for all technologies produced by Haynes Enterprises. We issued 2,000,000 shares of our restricted common stock upon execution of the agreement, and we are required to pay a $25,000 licensing fee within 90 days. In addition, we will pay 2.5% of our net sales under each licensing agreement. Under the terms of each licensing agreement, we are required to make minimum royalty payments each year as follows:

Year One                   $100,000
Year Two                   $250,000
Year Three                 $500,000
Year Four                  $750,000
Year Five and after        $1,000,000

In the event that we are unable to reach the guaranteed minimum royalty payments each year, we are required to make up the difference in cash.

On April 16, 2004, we entered into an exclusive license agreement with Screen Media Technology AS, which is owned by our President, James Schuler, for the exclusive rights in the United States for all technologies produced by Screen Media Technology. We issued 3,000,000 shares of our restricted common stock upon execution of the agreement, and we are required to pay a $25,000 licensing fee within 90 days. In addition, we will pay 2.5% of our net sales under each licensing agreement. Under the terms of each licensing agreement, we are required to make minimum royalty payments each year as follows:

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

On May 19, 2003, we issued 100,000 shares of our restricted common stock to Robert Overholt for settlement of a lawsuit filed by Mr. Obverholt against us. Our resolution of this matter did not materially impacted our balance sheet, income statement or cash flows.

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

(1)   As of April 20, 2004

      As of March 22, 2004, management believes there to be approximately 1414 holders of record of our common stock. To date, we have not paid any dividends on our common stock. We do not currently intend to pay dividends in the future.

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

Our financial condition has not changed materially from December 31, 1999 to the date of the financial statements herewith provided. We have suffered recurring losses from operations, and its current liabilities exceed our current assets. To the extent that we have incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company's director, Richard Szymanski. We do not, however, intend to rely on Richard Szymanski's capital infusions to fund our operations Although Mr. Szymanski had previously made a verbal commitment to fund the Redox's operations through 2006 if necessary, the Company has pursued an alternative funding source. As of the date of this amendment, we have entered into a securities purchase agreement with four private investors for the sale of up to $750,000 in convertible debentures and warrants. We have received an initial installment of $250,000 at the signing of the securities purchase agreement; we will receive $250,000 upon the filing of a registration statement covering shares of common stock underlying the convertible debentures and warrants, and we will receive $250,000 upon the registration statement being declared effective with the Securities and Exchange Commission. The Company has no expectation of required further advances from Mr. Szymanski, and has no intention of issuing additional stock to Mr. Szymanski

Plan of Operation

We have entered into an Exclusive License Agreement with Screen Media Technology a company established in Norway that provides mobile and advanced computing and communications solution. Screen Media owns the rights to certain hardware and software technologies as well as custom applied technologies. The Exclusive License will provide Redox with the ability to market and sell all of the products and technologies of Screen Media in the United States.

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

A similar Exclusive License Agreement has been entered into between the Company and Haynes Enterprises, Inc. (soon to be renamed Luminescence) which entity provides technologies in the areas of lighting, battery technology and light emitting polymer displays. This exclusive license also will provide the Company with the initial rights to current products and solutions developed by Haynes Enterprises and potentially new products and applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. The parties have agreed, in principal, to an initial term of five years with an automatic five-year renewal upon the meeting of certain minimum-revenue targets.

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

Liquidity and Capital Resources:

      On April 26, 2004, we entered into a securities purchase agreement with four private investors for the sale of up to $750,000 in convertible debentures and warrants. We have received $250,000 upon signing the securities purchase agreement; we will recieve $250,000 upon the filing of a registration statement covering shares of common stock underlying the convertible debentures and warrants, and we will receive $250,000 upon the registration statement being declared effective with the Securities and Exchange Commission. We do not currently have any contracts, plans or agreements in place for any additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

                                                                                     Deficit
                                                                                   Accumulated
                                                                 Additional        During The
                                                                  Paid in          Development
                                                                  Capital             Stage              Totals
                                                                -----------        -----------         -----------
Shares issued
     -   to founder for patent                                  $         -         $        -         $     1,500
     -   for acquisition of DCUSA                                (      300)                 -                   -
 Reverse 1 for 10 stock split                                             -                  -                   -
 Options issued to 5 directors
     for services rendered                                           14,700                  -              14,700
 Options exercised by 5 directors                                         -                  -                 300
 Forward 20 for 1 stock split                                             -                  -                   -
 Additional shares issued due
     to error in original split                                  (      105)                 -                   -
 Cash contributed by founder                                      1,434,537                  -           1,434,537
 Options issued for services                                        129,950                  -             129,950
 Options exercised by an officer                                          -                  -                  50
 Shares issued for services                                       2,160,327                  -           2,166,522
 Conversion of preferred stock to
     common stock                                                       750                  -                   -
 Shares issued for note payable
     to founder                                                   1,146,260                  -           1,146,467
 Shares issued for settlement                                       122,488                  -             122,500
 Shares issued for cash                                             119,950                  -             120,000
 Cancellation of preferred shares                                     5,000                  -                   -
 Reclassify additional paid in capital
     to note payable to founder                                  (1,080,712)                 -          (1,080,712)
 Deficit accumulated during the
     development stage                                                    -         (4,103,025)         (4,103,025)
                                                                -----------        -----------         -----------
 Balances at December 31, 2001                                    4,052,845         (4,103,025)            (47,211)

 Shares issued for
     -   services                                                   368,204                  -             368,422
     -   note payable to founder                                          -                  -                   -
 Reclassify additional paid in capital
     to note payable to founder                                  (  511,119)                 -            (511,119)
 Cash contributed by founder                                        139,588                  -             139,588
 Net loss                                                                 -         (  688,402)           (688,402)
                                                                -----------        -----------         -----------
 Balances at December 31, 2002                                    4,049,518         (4,791,427)           (738,722)

 Shares issued for
     -   services                                                   226,026                  -             226,334
     -   accrued expenses                                            43,705                  -              43,749
     -   settlement                                                   4,995                  -               5,000
 Warrant expense                                                      3,698                  -               3,698
 Expenses paid by shareholder                                        12,175                  -              12,175
 Net loss                                                                 -         (  521,166)         (
521,166)
                                                                -----------        -----------         -----------
 Balances at December 31, 2003                                  $ 4,340,117        $(5,312,593)        $(
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

                                                                                                       Inception
                                                                                                        Through
                                                                                                        Dec. 31,
                                                                2003                 2002                 2002
                                                             ----------           -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $( 521,166)          $  (688,402)         $(5,312,593)
Adjustments to reconcile net loss to cash used
  by operating activities:
Stock issued for lawsuit                                          5,000                     -              127,500
Stock issued for patent                                               -                     -                1,500
Stock issued for services                                       226,334               368,422            2,905,927
Warrant expense                                                   3,698                     -                3,698
Depreciation                                                          -                 7,436               53,959
Impairment expense                                                    -                11,923               11,923
Change in:
    Deposits                                                          -                2,870                     -
    Accounts payable                                              8,918                69,300              147,964
    Accrued expenses                                            261,465                73,558              400,778
                                                             ----------           -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                          ( 15,751)           (  154,893)          (1,659,344)
                                                             ----------           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                              -                     -              (65,882)
                                                             ----------           -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                 -                     -              120,350
Contributions to capital
    by founder                                                   12,175               139,588            1,586,301
Advances by related party                                         3,576                15,000               18,575
                                                             ----------           -----------          -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                     15,751               154,588            1,725,226
                                                             ----------           -----------          -----------
NET CHANGE IN CASH                                                    -            (      305)                   -
CASH AT BEGINNING OF PERIOD                                           -                   305                    -
                                                             ----------           -----------          -----------
CASH AT END OF PERIOD                                        $        -           $         -          $         -
                                                             ==========           ===========          ===========

SUPPLEMENTAL DISCLOSURES:
Interest paid                                                $        -           $         -          $         -
Income taxes paid                                                     -                     -                    -

NONCASH ACTIVITIES:
Paid in capital converted
    into note to founder                                     $  511,119           $   511,119          $ 1,591,831
Note to founder exchanged
    for common stock                                                  -                     -           (1,146,467)
Stock for accrued expense                                        43,749                     -                    -


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

NOTE 7 - WARRANTS

In April 2003, Redox issued 100,000 warrants to a consultant to purchase 100,000 shares of Redox common stock for $.04 per share. The warrants have a one year life and vest immediately. The warrants' fair value totaled $3,698 which has been expensed in the year ended December 31, 2003.

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

Redox  presently  operates from offices  located 1141 Harbor Bay Parkway,  Suite
203, Alameda, CA 94502. The offices are leased from our President, James Schuler, on a month-to-month basis per $1,200 per month.

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

     10.3**      Indemnification with James R. Schuler

                   10.4*** License Agreement with Onsler e2000

     10.5***     License Agreement with Divine Logic

     10.6*^      Promissory Note with Richard Szymanski

     10.7*^^     License Agreement with Haynes Enterprises

     10.8*^^     License Agreement with Screen Media Technology AS

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

***   Previously  filed in our 2000 10-K.

*^    Previously filed in our 2000 10-K amendment.

*^^   Previously filed in our 2003 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDOX TECHNOLOGY CORPORATION, a Delaware Corporation

                   By: /s/  James R. Schuler
                      ----------------------------------
                      James R. Schuler, President
                      Date: June 14, 2004

                   By: /s/ Clifton D. Douglas
                      ----------------------------------
                      Clifton D. Douglas, CFO
                      Date: June 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.


      SIGNATURE                  TITLE                           DATE

/s/James R. Schuler              President and Director          June 14, 2004
-------------------------
James R. Schuler

/s/Clifton D. Douglas            CFO and Director                June 14, 2004
-------------------------
Clifton D. Douglas

                                 Director                        June 14, 2004
-------------------------
Richard Szymanski