Form 10KSB/A
period 2003-12-31
REDOX TECHNOLOGY CORP
filed 2004-07-23
CIK 833083

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

                                Business History

From 1993 until approximately 1996, we were engaged in developing the "Emergency Reserve Battery." The product was, essentially, a single-use battery which would be attached to a car battery as a reserve unit. In the event that the regular battery was fully discharged and unable to start the car, the driver would activate the reserve battery, releasing the electrolyte and charging instantly the reserve battery that would then be used to start the car. We built prototypes, attempted to market it to many battery manufacturers, and attempted to secure financing to support manufacture of the product. However, during the same period there were significant changes in battery technology, especially the chemistry including new electro-chemical engineering and processes (such as lithium metal batteries) which offered higher energy densities (storage capacity) than our product. As a result, we became engaged in product development efforts in a search for greater energy density and more flexibility, and the product was never produced or sold.

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

                                  New Business

On April 16, 2004, we entered into exclusive licensing agreements for technologies developed by Haynes Enterprises and Screen Media Technology AS, two companies owned by our President, James Schuler. The licensing agreements are exclusive in area to the United States of America. In consideration of the granting of such licenses, we paid Haynes Enterprises and Screen Media Technology AS $25,000 each and we issued 2,000,000 shares of our common stock to Haynes Enterprises and 3,000,000 shares to Screen Media Technology AS upon the execution of each agreement. In addition, we will pay 2.5% of our net sales under each licensing agreement. Under the terms of each licensing agreement, we are required to make minimum royalty payments each year as follows:

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

               Industry Background/Market for Anti-Piracy Software

Losses related to the unauthorized reproduction and use of music CDs present a continuing concern for the recording industry as well as performing artists. According to the Recording Industry Association of America, a national trade organization, the recording industry currently loses about $4.2 billion annually to global piracy of recorded music. The widespread use of new technologies enables the distribution of music files electronically via the Internet, further exacerbating the piracy problem.

The cost of producing good quality copies of CDs has been declining steadily over the past four years. Until recently, to produce good quality CDs required a significant investment. Recent developments in consumer electronics technology have enabled consumers to purchase a CD burner (recorder) from a local retail outlet for as little as $100. CD burners are now often bundled with new computers. Blank recordable discs are widely available for less than $0.50. With this technology, even the casual user can easily copy unprotected CDs.

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

Nickel-Cadmium- requires expensive materials, is a carcinogen and has a high memory effect;

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

ITEM 2. PROPERTY OF THE COMPANY

Offices

We maintain our principal office at 1141 Harbor Bay Parkway, Suite 203, Alameda, California 94502. Our telephone number is (510) 769-4600 and our facsimile number is (510) 769-4610. The offices are leased from our President, James Schuler, on a month-to-month basis. The office space is approximately 700 square feet, and we have access to an adjoining conference room. Our monthly rent is $1,200. This space is adequate for our current needs but we believe we will need to expand in the next 12 months. We have the ability to expand up to an additional 700 square feet in our current location at a lease rate equal to our current rate per square foot.

We previously maintained our principal office at 340 North Sam Houston Parkway East, Suite 250, Houston, Texas 77060. That office was leased from a non-related party under a three year lease that commenced October 23, 2001 at an annual rental of $34,438 payable in monthly installments of $2,870. In February of 2003, we were asked to leave the premises due to our failure to make our lease payments. In July of 2004, we paid the owner of the property a single payment in the amount of $10,000 to settle all past and future obligations associated with the lease agreement.

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

On April 16, 2004, we entered into an exclusive license agreement with Haynes Enterprises, Inc., which is owned by our President, James Schuler, for the exclusive rights in the United States for all technologies produced by Haynes Enterprises. We issued 2,000,000 shares of our common stock upon execution of the agreement, and we paid Haynes Enterprises a $25,000 licensing fee. In addition, we will pay 2.5% of our net sales under each licensing agreement. Under the terms of each licensing agreement, we are required to make minimum royalty payments each year as follows:

Year One                   $100,000
Year Two                   $250,000
Year Three                 $500,000
Year Four                  $750,000
Year Five and after        $1,000,000

In the event that we are unable to reach the guaranteed minimum royalty payments each year, we are required to make up the difference in cash.

On April 16, 2004, we entered into an exclusive license agreement with Screen Media Technology AS, which is owned by our President, James Schuler, for the exclusive rights in the United States for all technologies produced by Screen Media Technology AS. We issued 3,000,000 shares of our common stock upon execution of the agreement, and we paid Screen Media Technology AS a $25,000 licensing fee. In addition, we will pay 2.5% of our net sales under each licensing agreement. Under the terms of each licensing agreement, we are required to make minimum royalty payments each year as follows:

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

GENERAL

The following discussion and analysis should be read in conjunction with the financial statements for Redox Technology Corp. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the management of the Company.

As previously reported, this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity.

Our financial condition has not changed materially from December 31, 1999 to the date of the financial statements herewith provided. We have suffered recurring losses from operations, and its current liabilities exceed our current assets. To the extent that we have incurred continuing expenses without any revenues having been generated, shareholder's equity would have suffered proportionately had it not been for the continuing infusion of capital from the Company's director, Richard Szymanski. We do not, however, intend to rely on Richard Szymanski's capital infusions to fund our operations. Although Mr. Szymanski had previously made a verbal commitment to fund the Redox's operations through 2006 if necessary, the Company has pursued an alternative funding source. As of the date of this amendment, we have entered into a securities purchase agreement with four private investors for the sale of up to $750,000 in convertible debentures and warrants. We received an initial installment of $250,000 at the signing of the securities purchase agreement; we will receive $250,000 upon the filing of a registration statement covering shares of common stock underlying the convertible debentures and warrants, and we will receive $250,000 upon the registration statement being declared effective with the Securities and Exchange Commission. The Company has no expectation of required further advances from Mr. Szymanski, and has no intention of issuing additional stock to Mr. Szymanski

Plan of Operation

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

Liquidity and Capital Resources:

On April 26, 2004, we entered into a securities purchase agreement with four private investors for the sale of up to $750,000 in convertible debentures and warrants. We received $250,000 upon signing the securities purchase agreement; we will receive $250,000 upon the filing of a registration statement covering shares of common stock underlying the convertible debentures and warrants, and we will receive $250,000 upon the registration statement being declared effective with the Securities and Exchange Commission. We do not currently have any contracts, plans or agreements in place for any additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redox Technology Corporation as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended and the period from April 9, 1993 (Inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 13 to the financial statements, certain errors affecting certain liabilities and equity items since inception, were discovered by management during 2004. Accordingly, adjustments have been made as of December 31, 2003, to correct the errors.

MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

April 15, 2004

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003
                                   (Restated)

Total Assets                                                      $         -
                                                                  ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

         LIABILITIES

Accounts payable                                                  $   147,964
Accrued expenses                                                      209,996
Accrued interest on note payable to founder                           135,640
Due to related party                                                   15,000
Note payable to founder                                               509,163
                                                                  -----------
         Total Liabilities                                          1,017,763
                                                                  -----------
Commitments and contingency

         STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000
         shares authorized, none issued and outstanding
Common stock, $.00005 par, 100,000,000 shares
         authorized, 70,885,879 shares outstanding                      3,544
Additional paid in capital                                          4,732,408
Deficit accumulated during the development stage                   (5,753,715)
                                                                  -----------
         Total Stockholders' Deficit                               (1,017,763)
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $         -
                                                                  ===========

              See accompanying summary of accounting policies and
                         notes to financial statements.

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                       Years Ended December 31, 2003, and
                     2002, and the Period from April 9, 1993
                      (Inception) Through December 31, 2003
                                   (Restated)

                                                                    Inception
                                                                     Through
                                                                    Dec. 31,
                                     2003             2002             2003
                                  -----------      -----------      -----------
General & administrative
-        cash                     $   199,666      $   221,729      $ 1,710,423
-        non-cash                     231,333          368,422        3,621,352
-        warrants                       3,698                -            3,698
Research & development                 35,000           49,083          150,965
Interest expense                       50,916           49,341          201,395
Depreciation                                -            7,436           53,959
Impairment expense                          -           11,923           11,923
                                  -----------      -----------      -----------
Net loss                          $  (520,613)     $  (707,934)     $(5,753,715)
                                  ===========      ===========      ===========

Basic and diluted net loss
      per common share                  $(.01)           $(.01)
Weighted average common
         shares outstanding        66,707,990       61,817,563


              See accompanying summary of accounting policies and
                         notes to financial statements.


                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CHANGES IN
                   STOCKHOLDERS' DEFICIT Period from April 9,
                   1993 (Inception) Through December 31, 2003
                                   (Restated)

                                                            Preferred Stock                     Common Stock
                                                        Shares              $              Shares             $
                                                      ----------         -------         -----------        ------
Shares issued
-        to founder for patent                                 -         $     -          15,000,000        $1,500
-        for acquisition of DCUSA                                                          3,000,000           300
 Reverse 1 for 10 stock split                                  -               -         (16,200,000)            -
 Options issued to 5 directors
     for services rendered                                     -               -                   -             -
 Options exercised by 5 directors                              -               -             300,000           300
 Forward 20 for 1 stock split                                  -               -          39,900,000             -
 Additional shares issued due
     to error in original split                                -               -           2,100,000           105
 Options issued for services                                   -               -                   -             -
 Options exercised by an officer                               -               -           1,000,000            50
 Shares issued for services                            6,000,000           6,000           3,902,088           195
 Conversion of preferred stock to
     common stock                                     (1,000,000)         (1,000)          5,000,000           250
 Shares issued for note payable
     to founder                                                -               -           4,143,857           207
 Shares issued for settlement                                  -               -             250,000            12
 Shares issued for cash                                        -               -           1,000,000            50
 Cancellation of preferred shares                     (5,000,000)         (5,000)                  -             -
 Deficit accumulated during the
     development stage                                         -               -                   -             -
                                                      ----------         -------         -----------        ------
 Balances at December 31, 2001                                 -               -          59,395,945         2,969

 Shares issued for
-        services                                              -               -           4,348,294           218
 Net loss                                                      -               -                   -             -
                                                      ----------         -------         -----------        ------
 Balances at December 31, 2002                                 -               -          63,744,239         3,187

 Shares issued for
-        services                                              -               -           6,166,660           308
-        accrued expenses                                      -               -             874,980            44
-        settlement                                            -               -             100,000             5
 Warrant expense                                               -               -                   -             -
 Net loss                                                      -               -                   -             -
                                                      ----------         -------         -----------       -------
 Balances at December 31, 2003                                 -         $     -          70,885,879       $ 3,544
                                                      ==========         =======         ===========       =======


              See accompanying summary of accounting policies and
                         notes to financial statements.


                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CHANGES IN
                   STOCKHOLDERS' DEFICIT Period from April 9,
                   1993 (Inception) Through December 31, 2003
                                   (Restated)

                                                                                    Deficit
                                                                                  Accumulated
                                                                Additional         During The
                                                                  Paid in         Development
                                                                  Capital            Stage               Totals
                                                                -----------        -----------         -----------
Shares issued
-        to founder for patent                                  $         -         $        -         $     1,500
-        for acquisition of DCUSA                                      (300)                 -                   -
 Reverse 1 for 10 stock split                                             -                  -                   -
 Options issued to 5 directors
     for services rendered                                           14,700                  -              14,700
 Options exercised by 5 directors                                         -                  -                 300
 Forward 20 for 1 stock split                                             -                  -                   -
 Additional shares issued due
     to error in original split                                        (105)                 -                   -
 Options issued for services                                        129,950                  -             129,950
 Options exercised by an officer                                          -                  -                  50
 Shares issued for services                                       2,547,087                  -           2,553,282
 Conversion of preferred stock to
     common stock                                                       750                  -                   -
 Shares issued for note payable
     to founder                                                   1,146,260                  -           1,146,467
 Shares issued for settlement                                       122,488                  -             122,500
 Shares issued for cash                                             119,950                  -             120,000
 Cancellation of preferred shares                                     5,000                  -                   -
 Deficit accumulated during the
     development stage                                                    -         (4,525,168)         (4,525,168)
                                                                -----------        -----------         -----------
 Balances at December 31, 2001                                    4,085,780         (4,525,168)           (436,419)

 Shares issued for
-        services                                                   368,204                  -             368,422
 Net loss                                                                 -           (707,934)           (707,934)
                                                                -----------        -----------         -----------
 Balances at December 31, 2002                                    4,453,984         (5,233,102)           (775,931)

 Shares issued for
-        services                                                   226,026                  -             226,334
-        accrued expenses                                            43,705                  -              43,749
-        settlement                                                   4,995                  -               5,000
 Warrant expense                                                      3,698                  -               3,698
 Net loss                                                                 -           (520,613)           (520,613)
                                                                -----------        -----------         -----------
 Balances at December 31, 2003                                  $ 4,732,408        $(5,753,715)        $(1,017,763)
                                                                ===========        ===========         ===========


              See accompanying summary of accounting policies and
                         notes to financial statements.


                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                       Years Ended December 31, 2003, and
                     2002, and the Period from April 9, 1993
                      (Inception) Through December 31, 2003
                                   (Restated)

                                                                                                        Inception
                                                                                                         Through
                                                                                                        Dec. 31,
                                                                 2003                 2002                 2003
                                                             ----------           -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $ (520,613)          $  (707,934)         $(5,753,715)
Adjustments to reconcile
    net loss to cash used by
    operating activities:
Stock issued for lawsuit                                          5,000                     -              127,500
Stock issued for patent                                               -                     -                1,500
Stock issued for services                                       226,334               368,422            3,292,687
Warrant expense                                                   3,698                     -                3,698
Depreciation                                                          -                 7,436               53,959
Impairment expense                                                    -                11,923               11,923
Change in:
    Deposits                                                          -                 2,870                    -
    Accounts payable                                              8,918                69,300              147,964
    Accrued expenses                                            209,996                43,749              319,500
    Accrued interest on note payable
      to founder                                                 50,916                49,341              135,640
                                                             ----------           -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                           (15,751)             (154,893)          (1,659,344)
                                                             ----------           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                              -                     -              (65,882)
                                                             ----------           -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                 -                     -              120,350
Proceeds from note payable to
    related party                                                12,175               139,588            1,586,301
Advances by related party                                         3,576                15,000               18,575
                                                             ----------           -----------          -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                     15,751               154,588            1,725,226
                                                             ----------           -----------          -----------
NET CHANGE IN CASH                                                    -                  (305)                   -
CASH AT BEGINNING OF PERIOD                                           -                   305                    -
                                                             ----------           -----------          -----------
CASH AT END OF PERIOD                                        $        -           $         -          $         -
                                                             ==========           ===========          ===========

SUPPLEMENTAL DISCLOSURES:
Interest paid                                                $        -           $         -          $         -
Income taxes paid                                                     -                     -                    -

NONCASH ACTIVITIES:
Note to founder and accrued interest
    exchanged for common stock                               $        -           $         -          $ 1,146,467
Stock for accrued expense                                        43,749                     -               43,749


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

Restatements of 2003 and 2002 were made. See Note 13 for details.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Redox has recurring net losses of $520,613 and $707,934 in 2003 and 2002, respectively, and has an accumulated deficit of $5,753,715 as of December 31, 2003. These conditions create an uncertainty as to Redox's ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Redox is unable to continue as a going concern.


NOTE 3 - NOTE PAYABLE TO FOUNDER

Mr. Syzmanski has loaned Redox $1,586,301 from inception through December 31, 2003. These advances have historically been recorded as contributions to capital, but management determined in 2004 that all prior contributions were in fact loans and all amounts have been reclassified as such as of the date the funds were received by Redox. Interest of 10% has been accrued. Accrued interest as of December 31, 2003 totaled $135,640.

On February 18, 2001, Redox issued the founder 4,143,857 shares of common stock in exchange for the principal of $1,080,712 and accrued interest of $65,755 and services of $386,760. The share price used was the then trading price of $.37 per share.

NOTE 4 - INCOME TAXES

                  Deferred tax assets                           $ 784,432
                  Less: valuation allowance                      (784,432)
                                                                ---------
                  Net deferred taxes                            $       -
                                                                =========

Redox has net operating loss carryforwards of approximately $2,300,000 as of December 31, 2003 which expires between 2008 and 2023.

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

On April 8, 2004, Redox issued 400,000 shares for legal services.

NOTE 13 - RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

There were several misstatements in the originally prepared December 31, 2003 and 2002 financials. See the notes below.

A summary of the restatements are as follows:


                                                         Previously                Increase
                                                           Stated                 (Decrease)           Restated
                                                         ------------             -----------         ------------
As of December 31, 2003:
Balance Sheet:
    Cash                                                 $          -             $         -         $          -
                                                         ------------             -----------         ------------
       Total assets                                      $          -             $         -         $          -
                                                         ============             ===========         ============

    Accounts payable                                     $    147,964             $         -         $    147,964
    Accrued expenses                                          291,274  (1)            (29,809)             209,996
                                                                       (3)            (51,469)
    Accrued interest on note payable to founder                     -  (1)             84,724              135,640 (3)
                                                                       (5)               (553)              51,469
    Due to related party                                       15,000                       -               15,000
    Note payable to founder                                   514,694  (1)            (17,706)             509,163
                                                                       (4)             12,175
    Common stock                                                3,544                       -                3,544
    Additional paid in capital                              4,340,117  (1)            404,466            4,732,408
                                                                       (4)            (12,175)
    Accumulated deficit                                    (5,312,593) (1)           (422,143)          (5,753,715)
                                                                       (2)            (19,532)
                                                                       (5)                553
                                                         ------------             -----------         ------------
       Total liabilities and equity                      $          -             $         -        $          -
                                                         ============             ===========         ============

For the year ended December 31, 2003:

Statement of Expenses:
    General and administrative
       - cash                                             $   199,666             $         -          $   199,666
       - non-cash                                             231,333                       -              231,333
       - warrants                                               3,698                       -                3,698
    Research & development                                     35,000                       -               35,000
    Interest expense                                           51,469  (5)               (553)              50,916
                                                          -----------             -----------          -----------
    Net income (loss)                                     $  (521,166)            $       553          $  (520,613)
                                                          ===========             ===========          ===========

Basic and diluted net loss per
    common share                                                $(.01)                      -                $(.01)
Weighted average common shares
    outstanding                                            66,707,990                       -           66,707,990

For the year ended December 31, 2002:

Statement of Expenses:
    General and administrative
       - cash                                             $   221,729             $         -          $   221,729
       - non-cash                                             368,422                       -              368,422
    Research & development                                     49,083                       -               49,083
    Interest expense                                           29,809 (2)              19,532               49,341
    Depreciation                                                7,436                       -                7,436
    Impairment                                                 11,923                       -               11,923
                                                          -----------             -----------          -----------
    Net income (loss)                                     $  (688,402)            $   (19,532)         $  (707,934)
                                                          ===========             ===========          ===========

Basic and diluted net loss per
    common share                                                $(.01)                      -                $(.01)
Weighted average common shares
    outstanding                                            61,817,563                       -           61,817,563


              See accompanying summary of accounting policies and
                         notes to financial statements.

Restatement notes:

(1) - Restatements from 2001 and prior years. Prior capital contributions were reclassified to note payable to founder; 10% interest was accrued on all amounts reclassified; previously issued stock recorded at a discount was recorded at fair value with the excess as general and administrative expense
(2) - Restatements 2002. Additional interest on note payable to founder was accrued due to reclassifications for 2002 & prior capital contributions.
(3) - Reclassification of interest on note payable to founder from accrued expenses to accrued interest on note payable to founder.
(4) - Reclassification of 2003 contributions to capital to note payable to founder
(5) - Adjustment to interest expense for additional principal on note payable and incorrect interest calculation

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

PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to the Officers and Directors of the company.

     Name                       Age       Position

     James R. Schuler           67        President and Director
     Richard A. Szymanski       62        Director
     Clifton D. Douglas         75        Chief Financial Officer/
                                          Secretary/Treasurer/Director

The members of the Board of Directors of the Company are elected by the shareholders at each annual meeting for a one year term. Officers are elected by the Directors at each annual meeting for a one year term, or until otherwise replaced by the Board of Directors.

James R. Schuler has served as President since December 2003 and a Director of our Company since August 1998. Presently, Mr. Schuler is the President and CEO of TransUnited Partners, Inc. of Pacifica, California, having been with that company since 1998. Also since 1998 through the present, Mr. Schuler is CEO to Octobot International LLC (formerly S-Cube Investments, LLC) where he has been forming a technology cooperative among new technology companies. Previously, Mr. Schuler co-founded a research and development company in 1994 called Add-Vision, Inc., which produced a new illumination technology made up of a revolutionary thin, flat, programmable display product with multiple uses (called Intelligent Illumination). He remained with Add-Vision until 1998. Prior to that, Mr. Schuler served as President and CEO of a transportation relocation company called Relocation Controls Corporation, and to a petroleum refining administrative company that he founded called Transatlantic Petroleum.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2003, 2002 and 2001. Summary Compensation Table:

                                                                           Other
                                                           Annual      Restricted      Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock          SARs       Payouts        All Other
      Position          Year        ($)         ($)       sation ($)    Awards ($)       (#)          ($)        Compensation
--------------------- --------- ------------ ----------- ------------ -------------- ------------- ------------ --------------
James R. Schuler,      2003 (1)       0           0            0            0            0              0             0
President
--------------------- --------- ------------ ----------- ------------ -------------- ------------- ------------ --------------
Richard A. Szymanski,  2003 (2)       0           0            0            0        2,340,000          0             0
President              2002           0           0            0            0            0              0             0
                       2001           0           0            0            0        1,111,111 (3)      0             0
--------------------- --------- ------------ ----------- ------------ -------------- ------------- ------------ --------------
Clifton D. Douglas,    2003           0           0            0            0        1,709,750          0             0
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

     Name and Address of                    Number of              Percent
      Beneficial Owner                    Common Shares          of Class (1)
     -------------------                 ---------------       --------------

James R. Schuler                            1,487,500               1.98%
c/o Redox Technology Corp
1141 Harbor Bay Parkway, Suite 203
Alameda, California 94502

Richard A. Szymanski                       12,877,613(2)           17.18%
c/o Redox Technology Corp
1141 Harbor Bay Parkway, Suite 203
Alameda, California 94502

Clifton D. Douglas                          2,013,125(3)            2.68%
c/o Redox Technology Corp
1141 Harbor Bay Parkway, Suite 203
Alameda, California 94502

All officers and
 directors as a group(3 persons)           16,378,238              21.83%

(1) Based on a total of 75,012,938 shares of Common Stock issued an outstanding as of March 31, 2003.

(2)   These shares are held in the name of the Richard Szymanski Trust.

(3)   These shares are held in the name of the Douglas Family Trust

STOCK OPTION PLANS

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our offices are leased from our President, James Schuler, on a month-to-month basis. The office space is approximately 700 square feet, and we have access to an adjoining conference room. Our monthly rent is $1,200. We have the ability to expand up to an additional 700 square feet in our current location at a lease rate equal to our current rate per square foot.

On April 16, 2004, we entered into exclusive licensing agreements for technologies developed by Haynes Enterprises and Screen Media Technology AS, two companies owned by our President, James Schuler, our President. The licensing agreements are exclusive in area to the United States of America. In consideration of the granting of such licenses, we paid $25,000 each to Haynes Enterprises and Screen Media Technology AS and we issued 2,000,000 shares of our common stock to Haynes Enterprises and 3,000,000 shares to Screen Media Technology AS. In addition, we will pay 2.5% of our net sales under each licensing agreement. Under the terms of each licensing agreement, we are required to make minimum royalty payments each year as follows:

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


      SIGNATURE                  TITLE                           DATE

/s/James R. Schuler              President and Director          July 18, 2004
-------------------------
James R. Schuler

/s/Clifton D. Douglas            CFO and Director                July 18, 2004
-------------------------
Clifton D. Douglas

/s/ Richard A. Szymanski         Director                        July 18, 2004
-------------------------
Richard A. Szymanski