Form 10QSB/A
period 2004-03-31
REDOX TECHNOLOGY CORP
filed 2004-08-02
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A

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

YES |X|  NO |_|

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

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2004
                                   (Restated)


Total Assets                                                 $        --
                                                             ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

         LIABILITIES

Accounts payable                                             $   152,644
Accrued expenses                                                 253,745
Accrued interest on note payable to founder                      148,369
Due to related party                                              15,000
Note payable to founder                                          509,163
                                                             -----------
         Total Liabilities                                     1,078,921
                                                             -----------

Commitments and contingencies


         STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000
         shares authorized, none issued and outstanding               --
Common stock, $.00005 par, 100,000,000 shares
         authorized, 76,046,629 shares outstanding                 3,802
Additional paid in capital                                     5,196,617
Deficit accumulated during the development stage              (6,279,340)
                                                             -----------
         Total Stockholders' Deficit                          (1,078,921)
                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $        --
                                                             ===========

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
           Three Months Ended March 31, 2004, and 2003, and the Period
             from April 9, 1993 (Inception) Through March 31, 2004
                                   (Restated)

                                                                                             Inception
                                                                                              Through
                                                                                             March 31,
                                                                 2004           2003          2004
                                                             -----------    -----------    -----------
General & administrative
- cash                                                       $    48,428    $    60,603    $ 1,758,851
- non-cash                                                       464,468             --      4,085,820
- warrants                                                            --             --          3,698
Research & development                                                --             --        150,965
Interest expense                                                  12,729         12,335        214,124
Depreciation                                                          --             --         53,959
Impairment expense                                                    --             --         11,923
                                                             -----------    -----------    -----------
Net loss                                                     $  (525,625)   $   (72,938)   $(6,279,340)
                                                             ===========    ===========    ===========

Basic and diluted net loss
      per common share                                       $      (.01)   $      (.00)
Weighted average common
      shares outstanding                                      75,819,783     63,744,239

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              Three Months Ended March 31, 2004, and 2003, and the
          Period from April 9, 1993 (Inception) Through March 31, 2004
                                   (Restated)
                                    Inception

                                                                                             Through
                                                                                             March 31,
                                                                 2004           2003          2004
                                                             -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $  (525,625)   $   (72,938)   $(6,279,340)
Adjustments to reconcile
    net loss to cash used by
    operating activities:
Stock issued for lawsuit                                              --             --        127,500
Stock issued for patent                                               --             --          1,500
Stock issued for services                                        464,468             --      3,757,155
Warrant expense                                                       --             --          3,698
Depreciation                                                          --             --         53,959
Impairment expense                                                    --             --         11,923
Change in:
    Accounts payable                                               4,680         16,854        152,644
    Accrued expenses                                              43,748         43,749        363,248
    Accrued interest on note payable
      to founder                                                  12,729         12,335        148,369
                                                             -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                 --             --     (1,659,344)
                                                             -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                              --             --        (65,882)
                                                             -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                 --             --        120,350
Contributions to capital
    by founder                                                        --             --      1,589,876
Advances by related party                                             --             --         15,000
                                                             -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                          --             --      1,725,226
                                                             -----------    -----------    -----------
NET CHANGE IN CASH                                                    --             --             --
CASH AT BEGINNING OF PERIOD                                           --             --             --
                                                             -----------    -----------    -----------
CASH AT END OF PERIOD                                        $        --    $        --    $        --
                                                             ===========    ===========    ===========
NONCASH ACTIVITIES:
Note to founder exchanged
    for common stock                                         $        --    $        --    $ 1,146,467
Stock for accrued expense                                             --             --         43,749

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


NOTE 4 - RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

There were misstatements in the originally prepared March 31, 2004 and 2003 financials. See the notes below.

A summary of the restatements are as follows:

                                                          Previously               Increase
                                                            Stated                (Decrease)            Restated
                                                         ------------             -----------         ------------
As of March 31, 2004:
Balance Sheet:
    Cash                                                 $         --             $        --         $         --
                                                         ------------             -----------         ------------
       Total assets                                      $         --             $        --         $         --
                                                         ============             ===========         ============

    Accounts payable                                     $   152,644              $       --          $   152,644
    Accrued expenses                                         347,890 (1)             (81,278)             253,745
                                                                     (2)             (12,867)
    Accrued interest on note payable
       to founder                                                 -- (1)             135,640              148,369
                                                                     (2)              12,867
                                                                     (4)                (138)
    Due to related party                                      15,000                      --               15,000
    Note payable to founder                                  514,694 (1)              (5,531)             509,163
    Common stock                                               3,802                      --                3,802
    Additional paid in capital                             4,804,326 (1)             392,291            5,196,617

    Accumulated deficit                                   (5,838,356)(1)            (441,122)          (6,279,340)
                                                                     (4)                 138
                                                         ------------             -----------         ------------
       Total liabilities and equity                      $         --             $        --         $         -
                                                         ============             ===========         ============

For the three months ended March 31, 2004:

Statement of Expenses:
    General and administrative
       - cash                                             $    61,295(3)          $   (12,867)         $    48,428
       - non-cash                                             464,468                      --              464,468
    Interest expense                                               --(4)                 (138)              12,729
                                                                     (3)               12,867
                                                          -----------             -----------          -----------
    Net income (loss)                                     $ (525,763)             $     (138)          $  (525,625)
                                                          ===========             ===========          ===========

Basic and diluted net loss per
    common share                                                $(.01)                     --          $      (.01)
Weighted average common shares
    outstanding                                            75,819,783                      --           75,819,783

For the three months ended March 31, 2003:

Statement of Expenses:
    General and administrative
       - cash                                             $    60,603             $        --           $   60,603
    Interest expense                                           12,778(4)                 (443)              12,335
                                                          -----------             -----------          -----------
    Net income (loss)                                     $   (73,381)            $      (443)          $  (72,938)
                                                          ===========             ===========          ===========

Basic and diluted net loss per
    common share                                                $(.01)                     --                $(.01)
Weighted average common shares
    outstanding                                            63,744,239                      --           63,744,239

Restatement notes:

(1) - Restatements from prior years. Prior capital contributions were reclassified to note payable to founder; 10% interest was accrued on all amounts reclassified; previously issued stock recorded at a discount was recorded at fair value with the excess as general and administrative expense

(2) - Reclassification of interest on note payable to founder from accrued expenses to accrued interest on note payable to founder.

(3) - Reclassification of interest expense from general and administrative to interest expense

(4) - Adjustment to interest expense and accrued interest on note payable to founder

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






                          REDOX TECHNOLOGY CORPORATION
                                  (Registrant)





DATE:  7/12/2004                        /s/ James Schuler
                                        ---------------------------------------
                                        James Schuler
                                        President, Director