Form 10QSB
period 2004-06-30
REDOX TECHNOLOGY CORP
filed 2004-09-08
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

                        Commission file number: 33-22142

                          REDOX TECHNOLOGY CORPORATION
             (Exact name of registrant as specified on its charter)

           Delaware                                         55-0681106
 (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                        Identification No.)

                       1141 Harbor Bay Parkway, Suite 203
                                Alameda, CA 94502
                    (Address of principle executive offices)

                                 (510) 769-4600
              (Registrant's telephone number, including area code)

        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 81,446,629 shares issued and outstanding as of September 7, 2004.

                          REDOX TECHNOLOGY CORPORATION

                                                        INDEX

PART I           FINANCIAL INFORMATION

                 ITEM 1       Balance Sheet - June 30, 2004 (unaudited)                                        3

                              Statements of Expenses -Three and Six Months Ended June 30, 2004 and 2003
                              (unaudited)                                                                      4

                              Statements of Cash Flows - Six Months Ended June 30, 2004 and
                              2003 (unaudited)                                                                 5

                              Notes to Interim Financial Statements (unaudited)                               6-7

                 ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                      8-12

                 ITEM 3       Controls and Procedures                                                          13

PART II          OTHER INFORMATION

                 ITEM 1       Legal proceedings                                                                14
                 ITEM 2       Changes in securities and use of proceeds                                        14
                 ITEM 3       Defaults upon senior securities                                                  14
                 ITEM 4       Submission of matters to a vote of security holders                              14
                 ITEM 5       Other information                                                                14
                 ITEM 6       Exhibits and Reports on 8-K                                                      14

                 SIGNATURES                                                                                    16

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2004


         ASSETS

Cash                                                                                                $    13,811
                                                                                                    -----------
         Total Current Assets                                                                            13,811

Licenses                                                                                                150,000
                                                                                                    -----------
         Total Assets                                                                               $   163,811
                                                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

         LIABILITIES

Accounts payable                                                                                    $   146,008
Accrued expenses                                                                                         89,999
Due to related party                                                                                     15,000
Note payable, net of $437,500 unamortized discount                                                       62,500
                                                                                                    -----------
         Total Liabilities                                                                              313,507
                                                                                                    -----------

Commitments and contingencies


         STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000
         shares authorized, none issued and outstanding                                                       -
Common stock, $.00005 par, 350,000,000 shares
         authorized, 81,446,629 shares outstanding                                                        4,072
Additional paid in capital                                                                            6,446,080
Deficit accumulated during the development stage                                                     (6,599,848)
                                                                                                    -----------
         Total Stockholders' Deficit                                                                   (149,696)
                                                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                         $   163,811
                                                                                                    ===========

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
             Three and Six Months Ended June 30, 2004, and 2003, and
         the Period from April 9, 1993 (Inception) Through June 30, 2004



                                                                                                                Inception
                                              Three Months                         Six Months                    Through
                                                         (Restated)                          (Restated)          June 30,
                                        2004                2003              2004              2003               2004
                                       ---------          ---------         ---------          ---------        -----------
General & administrative
         paid in cash                  $ 195,808          $  48,974         $ 244,236          $ 109,577        $ 2,154,324
         paid in stock                    14,000            103,335           478,468            103,335          3,900,155
         warrants                              -                  -                 -                  -              3,698
Research & development                         -                  -                 -                  -            150,965
Interest expense                         110,700             12,335           123,429             24,671            324,824
Depreciation                                   -                  -                 -                  -             53,959
Impairment expense                             -                  -                 -                  -             11,923
                                       ---------          ---------         ---------          ---------        -----------
Net loss                               $(320,508)         $(164,644)        $(846,133)         $(237,583)       $(6,599,848)
                                       =========          =========         =========          =========        ===========

Basic and diluted net loss
  per common share                         $(.00)             $(.00)            $(.01)             $(.00)

Weighted average common
  shares outstanding                  80,532,343         65,694,868        78,176,063         64,724,942

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  Six Months Ended June 30, 2004, and 2003, and
         the Period from April 9, 1993 (Inception) Through June 30, 2004

                                                                                                        Inception
                                                                                                         Through
                                                                                  (Restated)             June 30,
                                                               2004                  2003                 2004
                                                             ----------           -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(846,133)          $  (237,583)         $(6,599,848)
Adjustments to reconcile
    net loss to cash used by
    operating activities:
Stock issued for lawsuit                                              -                 5,000              127,500
Stock issued for patent                                               -                     -                1,500
Stock issued for services                                       478,468               103,335            3,771,155
Warrant expense                                                       -                     -                3,698
Depreciation                                                          -                     -               53,959
Impairment expense                                                    -                     -               11,923
Amortization of discount                                         62,500                     -               62,500
Change in:
    Accounts payable                                             (1,957)                4,904              146,007
    Accrued expenses                                           (119,997)               87,498              396,073
    Accrued interest on note payable
      to founder                                                 60,930                24,671                    -
                                                             ----------           -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                          (366,189)              (12,175)          (2,025,533)
                                                             ----------           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                              -                     -           (   65,882)
                                                             ----------           -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                 -                     -              120,350
Contributions to capital
    by founder                                                        -                12,175            1,589,876
Advances by related party                                             -                     -               15,000
Net proceeds from note payable                                  380,000                     -              380,000
                                                             ----------           -----------          -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                    380,000                     -            2,105,226
                                                             ----------           -----------          -----------
NET CHANGE IN CASH                                                    -                     -               13,811
CASH AT BEGINNING OF PERIOD                                           -                     -                    -
                                                             ----------           -----------          -----------
CASH AT END OF PERIOD                                        $   13,811           $         -          $    13,811
                                                             ==========           ===========          ===========

NONCASH ACTIVITIES:
Paid in capital converted
    into note to founder                                     $        -           $   511,119          $ 1,591,831
Note to founder exchanged
    for common stock                                                  -                     -            1,146,467
Stock for accrued expense                                        43,749                     -               43,749
Debt forgiven by founder                                        705,733                     -              705,733
Discount on debt                                                380,000                     -              380,000
Stock issued for licenses                                       150,000                     -              150,000

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Redox Technology Corporation ("Redox"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Redox's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.


NOTE 2 - NOTE PAYABLE

In the second quarter of 2004, Redox borrowed $500,000 from four entities. The notes are convertible, due in two years, carry interest of 12% and are not collateralized.

There were 1,000,000 five year warrants to purchase Redox common stock at $.005 attached to the notes. The relative fair value of the warrants totaled $23,435. The notes were discounted by this amount. $120,000 of the proceeds was paid to the investors as prepaid interest from the proceeds of the notes. The notes were discounted by this amount.

The notes are convertible into Redox common stock at the lower of 55% of the average market price for the three lowest trading days in the 20 days preceding conversion or $.08. The discounted notes and the conversion terms created a beneficial conversion feature for the full amount of the notes. The entire $500,000 has been discounted. The discount will be amortized over the term of the notes at approximately $62,500 per quarter as a charge to interest expense.


NOTE 3 - NOTE PAYABLE TO FOUNDER

In June 2004, the former president and CEO forgave amounts owed to him totaling $705,732. $509,163 was principal and $196,569 consisted of accrued interest. The entire $705,732 was treated as a contribution to capital.

NOTE 4 - EQUITY

During the six months ending June 30, 2004, Redox issued 5,560,750 shares of common stock for services valued at $478,468.

During the six months ending June 30, 2004, Redox issued 5,000,000 shares of common stock for two license agreements totaling $150,000. See note 5 for details.

In May 2004, the board approved an increase in authorized common stock from 100,000,000 to 350,000,000.

NOTE 5 - LICENSE AGREEMENTS

In April 2004, Redox signed a license agreement with Screen Media Technology ("Screen Media") whereby Screen Media granted a license to Redox to make, use, market, sell and offer for sale licensed products of Screen Media. The agreement expires when the last patent on the technology expires. In exchange for the license, Redox agreed to issue Screen Media 3,000,000 shares of common stock valued at $90,000, pay cash of $25,000 and pay a royalty to Screen Media of 2.5% of net sales. The royalties paid to Screen Media must reach the following minimums each year or Redox will have to pay the difference:

                             2004        $100,000
                             2005        250,000
                             2006        500,000
                             2007        750,000
                             2008 and thereafter 1,000,000

In April 2004, Redox signed a license agreement with Haynes Enterprises ("Haynes") whereby Haynes granted a license to Redox to make, use, market, sell and offer for sale licensed products of Haynes. The agreement expires when the last patent on the technology expires. In exchange for the license, Redox agreed to issue Haynes 2,000,000 shares of common stock valued at $60,000, pay cash of $25,000 and pay a royalty to Haynes of 2.5% of net sales. The royalties paid to Haynes must reach the following minimums each year or Redox will have to pay the difference:

                             2004        $100,000
                             2005        250,000
                             2006        500,000
                             2007        750,000
                             2008 and thereafter 1,000,000

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the telecommunications marketplace.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

     We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in our filings with the Securities and Exchange Commission.

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

     As previously reported, this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. During the second quarter of 2004 we entered into a securities purchase agreement with private investors to obtain funding for operations in the amount of $750,000. The funding is being provided in three equal installments of $250,000 each. During the quarter ending June 30, 2004, the Company received the first two installments on April 27th and June 11th totaling $500,000. The final installment will be payable upon the Company's fulfilling certain obligations related to SEC filings, the timing of which remains uncertain.

     The company's financial condition has shown substantial improvement since the first quarter of 2004 which ended March 31, 2004. Current liabilities, though still exceeding current assets, have declined by over $900,000 due primarily to the forgiveness of a note payable, including accrued interest, by the Company's founder Mr. Richard Szymanski.

     While operating expenses have been greatly reduced, the Company continues to incur operating expenses without the benefit of a revenue stream. Until such time that sales begin of the products identified in the two Exclusive License Agreements signed during the quarter, the company will continue to rely on outside funding sources to finance the operations.

PLAN OF OPERATION

     The Company has entered into an Exclusive License Agreement with Screen Media Technology AS, a company established in Norway that provides mobile and advanced computing and communications solutions. Screen Media owns the rights to certain hardware and software technologies as well as custom applied technologies. The Exclusive License provides Redox with the ability to sell, market and sublicense all of Screen Media Technology's mobile and advanced computing and communications technologies in one to be selected area within the United States for a one time cash and Common Stock license fee as well as a percentage of the profits derived from the sales and sub-licensing of the products. The Exclusive License will provide the Company with the initial rights to current products and solutions developed by Screen Media and any new products and applications for the existing technologies that may be developed for the marketplace as long as the license agreement remains in effect. The parties have agreed, in principal, to an initial term of five years with an automatic five-year renewal upon the meeting of certain minimum-revenue targets.

     We have also entered into a similar Exclusive License Agreement with Haynes Enterprises, Inc. (soon to be renamed Luminescence) which entity provides technologies in the areas of lighting, battery technology and light emitting polymer displays. The Exclusive License provides Redox with the ability to sell, market and sublicense all of Haynes Enterprises' lighting and battery technologies in one selected area in the United States for a one time cash and Common Stock license fee as well as a percentage of the profits derived from the sales of the products. This Exclusive License also will provide the Company with the initial rights to current and future products and solutions developed by Haynes Enterprises as long as the license agreement remains in effect. The parties have agreed, in principal, to an initial term of five years with an automatic five-year renewal upon the meeting of certain minimum-revenue targets.

     The Company has also signed an option agreement with Green Energy Inc. which would give the Company the exclusive distribution rights in the United States, Canada and Mexico to sell and distribute the Guineng Silicone Power Battery.

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

THE SCREEN MEDIA "FREE PAD"

     Screen Media's Free Pad is a Linux-based "Communications Convergent" thin client device. It allows workers or customers to surf the web, do e-mail, watch TV and movies, listen to MP3's and internet radio, talk on the phone, pay bills, as well as a host of other potential vertical applications from their home, classroom, office, factory or hanger-wirelessly across both Wireless Fidelity(WiFi) and cellular networks.

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

LIGHT EMITTING MICROSPHERE (LEM) TECHNOLOGY

     Haynes Enterprise is developing light emitting microspheres for screen-printing flat flexible fluorescent lighting capable of emitting visible and ultraviolet light. This process eliminates the need for mercury vapor, enabling an inexpensive, safer, environmentally friendly replacement for the current fluorescent lighting used in computers, television and industrial applications, to deliver higher brightness, longer life, flexibility, and energy efficiency. Market demand at present is being met by, tubular fluorescent lighting, tubular neon lighting and light emitting diode signs.

LIGHT EMITTING POLYMER (LEP) TECHNOLOGY

     Haynes Enterprise is developing unique lamp constructions and ink formulations for screen-printing flat flexible light emitting polymer displays. This process allows low cost manufacturing and uniform light emission across the entire surface of displays.

FLAT BATTERY TECHNOLOGY

     Haynes Enterprise is also involved in the development of a flat, flexible, screen-printed method of producing batteries to be incorporated into printed display applications utilizing screen-printed polymer lighting. This proprietary system will address the need for applications with limited space requiring increased flexibility such as printed ads.

GUINENG SILICONE POWER BATTERY:

     The creation of the Silicone Power Battery brings forth an epochal power storage technology revolution on a global scale. Breaking away completely from the technological limitations of lead-acid batteries, Guineng Silicone Power Batteries use silicate salt as the electrolyte.

     Guineng, through Jiangmen Yuyang Special Batteries Co. Ltd. Is developing a new high-tech battery for the computer laptop market. Redox is in a position with Green Energy Inc. to own a controlling interest on a worldwide basis of this newly developed battery. It is the intent of the Company to utilize this technology to form strategic relationships with existing battery distributors to market and sell these products.

MARKETING STRATEGY:

     It is our intention during the fourth quarter of 2004 to retain a marketing firm to develop a twenty four month sales and marketing plan. Our marketing consultant will begin executing its process of product-information dissemination and its product fulfillment plan. Strategic branding, or creating name recognition through advertising in trade publications and other traditional formats, will be a primary focus of our marketing consultant. We believe our marketing plan will progress in three phases, and we anticipate our marketing costs to be approximately $100,000, which costs will not begin to in incur until the later half of the third quarter or the beginning of the fourth quarter of 2004. The process will occur in phases as described below:

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

          Revenue Generation: We hope to generate revenue from essentially three sources:

          1. Original Equipment Manufacturers (OEMs) will pay a royalty to the Company, based on negotiated sublicense agreements to be drafted on an individual OEM basis, for each upload of our software during their own manufacturing process. Our per-unit price will be negotiated with OEMs based on the estimated volume with each OEM.
          2. Software companies will pay a royalty to the Company, based on negotiated sublicense agreements to be drafted on an individual company basis, for each unit sold.
          3. Our Licensors, Screen Media Technology, AS and Haynes Enterprises will both provide us with the ability to sell and sublicense products and technologies for which each licensor will receive royalties and we will generate revenues from sales.

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

OPERATING DATA:

     There was no revenue from sales or ancillary income for the quarter ended June 30, 2004. General and Administrative expenses (operating expenses) for the quarter ended June 30, 2004 were $31,250 in cash and $14,000 in common stock. In addition to the operating expenses, there were also legal expenses in the amount of $96,755 in cash associated with the private funding and $130,000 in cash and $150,000 in common stock related to the procurement of the Exclusive Licensing Agreements.

LIQUIDITY AND CAPITAL RESOURCES:

     To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on April 27, 2004 for the private placement of (i) $750,000 in Convertible Notes and (ii) warrants to purchase 1,500,000 shares of our common stock. The Convertible Notes bear interest at 12%, mature two years from the date of issuance, and will be convertible into our common stock, at the investors' option, at the lower of:

     o    $0.08; or
     o fifty-five percent (55%) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

     The full principal amount of the Convertible Notes would become due upon any default under the terms of Convertible Notes. The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.005 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. Since the conversion price will be less than the market price of the common stock at the time of the Convertible Notes are issued, it is anticipated that the Company will recognize a charge during the third quarter of fiscal 2004 relating to the beneficial conversion feature of the Convertible Notes.

     We received $500,000 in the second quarter following our signing of a securities purchase agreement and the filing of the required registration statement covering the shares of common stock underlying the convertible debentures and warrants. We will receive the final installment of $250,000 upon the registration statement being declared effective with the Securities and Exchange Commission.

     The Company intends to finance its on-going operations through the factoring of signed sales contracts that were initiated by Redox for the sale of the Screen Media AS Free Pad. The Company believes that these funds, in addition to the final installment related to the convertible debentures, will be adequate to fund continuing operations.

 ITEM 3 - CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                          REDOX TECHNOLOGY CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

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

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 16, 2004, we issued a total of 3,000,000 shares of our restricted common stock to Screen Media Technology AS in exchange for an exclusive license agreement for Screen Media's technology. The shares are considerd exempt from registration under Section 4(2) of the Securities Act.

On April 16, 2004, we issued a total of 2,000,000 shares of our restricted common stock to Haynes Enterprises in exchange for an exclusive license agreement for Haynes Enterprises' technology. The shares are considerd exempt from registration under Section 4(2) of the Securities Act.

On May 4, 2004, we issued 400,000 shares to our attorneys for services rendered. The shares were issued in a transaction exempt under Section 4(2) of the Securities Act.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5   OTHER INFORMATION

Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

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

                          REDOX TECHNOLOGY CORPORATION

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  REDOX TECHNOLOGY CORPORATION

Date:  September 8, 2004                            By: /s/ JAMES R. SCHULER
                                                        --------------------
                                                    James R. Schuler
                                                    Chief Executive Officer

Date:  September 8, 2004                            By: /s/ CLIFTON D. DOUGLAS
                                                        ----------------------
                                                    Clifton D. Douglas
                                                    Chief Financial Officer