Form 10QSB
period 2004-09-30
REDOX TECHNOLOGY CORP
filed 2004-12-28
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 81,446,629 shares issued and outstanding as of September 30, 2004.


                          REDOX TECHNOLOGY CORPORATION

                                      INDEX

PART I           FINANCIAL INFORMATION

                 ITEM 1       Balance Sheet - September 30, 2004 (unaudited)                                   3

                              Statements of Expenses -Three and Nine Months Ended September 30, 2004 and
                              2003 (unaudited)                                                                 4

                              Statements of Cash Flows - Nine Months Ended September 30, 2004 and 2003
                              (unaudited)                                                                     5-6

                              Notes to Interim Financial Statements (unaudited)                               7-8

                 ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                      9-13

                 ITEM 3       Controls and Procedures                                                          14

PART II          OTHER INFORMATION

                 ITEM 1       Legal proceedings                                                                15
                 ITEM 2       Changes in securities and use of proceeds                                        15
                 ITEM 3       Defaults upon senior securities                                                  15
                 ITEM 4       Submission of matters to a vote of security holders                              15
                 ITEM 5       Other information                                                                15
                 ITEM 6       Exhibits                                                                         15

                 SIGNATURES                                                                                    17

                         PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2004




         ASSETS

Cash                                                                           $       253
                                                                               -----------
         Total Current Assets                                                          253

Licenses                                                                           150,000
                                                                               -----------
         Total Assets                                                          $   150,253
                                                                               ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

         LIABILITIES

Accounts payable                                                               $   167,825
Accrued expenses                                                                   169,745
Due to related party                                                                15,000
Note payable, net of $375,000 unamortized discount                                 125,000
                                                                               -----------
         Total Liabilities                                                         477,570
                                                                               -----------

Commitments and contingencies


         STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000
         shares authorized, none issued and outstanding                                  -
Common stock, $.00005 par, 350,000,000 shares
         authorized, 81,446,629 shares outstanding                                   4,072
Additional paid in capital                                                       6,466,580
Deficit accumulated during the development stage                                (6,797,969)
                                                                               -----------
         Total Stockholders' Deficit                                              (327,317)
                                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $   150,253
                                                                               ===========

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
          Three and Nine Months Ended September 30, 2004, and 2003, and
      the Period from April 9, 1993 (Inception) Through September 30, 2004



                                                                                                                Inception
                                              Three Months                         Nine Months                   Through
                                                          (Restated)                          (Restated)       September 30,
                                          2004                2003              2004              2003              2004
                                       ---------          ---------         ---------          ---------        -----------
General & administrative
         paid in cash                  $ 135,622          $  49,318         $ 379,857          $ 158,895        $ 2,289,945
         paid in stock                         -                  -           478,468            103,335          3,900,155
         warrants                              -                  -                 -                  -              3,698
Research & development                         -                  -                 -                  -            150,965
Interest expense                          62,500             12,603           185,929             37,274            387,324
Depreciation                                   -                  -                 -                  -             53,959
Impairment expense                             -                  -                 -                  -             11,923
                                       ---------          ---------         ---------          ---------        -----------
Net loss                               $(198,122)          $(61,921)      $(1,044,254)         $(299,504)       $(6,797,969)
                                       =========          =========         =========          =========        ===========

Basic and diluted net loss
  per common share                         $(.00)             $(.00)            $(.01)             $(.00)

Weighted average common
  shares outstanding                  81,446,629         66,785,879        79,274,209         65,419,470

                          REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                      Nine Months Ended September 30, 2004,
                   and 2003, and the Period from April 9, 1993
                     (Inception) Through September 30, 2004

                                                                                                       Inception
                                                                                                        Through
                                                                                (Restated)            September 30,
                                                               2004                  2003                 2004
                                                             ----------           -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(1,044,254)          $  (299,504)         $(6,797,969)
Adjustments to reconcile
    net loss to cash used in
    operating activities:                                             -                     -                    -
Stock issued for lawsuit                                              -                 5,000              127,500
Stock issued for patent                                               -                     -                1,500
Stock issued for services                                       478,468               103,335            3,771,155
Warrant expense                                                       -                     -                3,698
Depreciation                                                          -                     -               53,959
Impairment expense                                                    -                     -               11,923
Amortization of discount                                        125,000                     -              125,000
Change in:
    Accounts payable                                             19,860                 6,898              167,824
    Accrued expenses                                            (40,251)              131,247              475,819
    Accrued interest on note payable
      to founder                                                 60,930                37,274                    -
                                                             ----------           -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                          (400,247)              (15,750)          (2,059,591)
                                                             ----------           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                              -                     -              (65,882)
                                                             ----------           -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                 -                     -              120,350
Contributions to capital
    by founder                                                   20,500                     -               20,500
Proceeds from note payable
  to related party                                                    -                12,175            1,589,876
Advances by related party                                             -                 3,575               15,000
Net proceeds from note payable                                  380,000                     -              380,000
                                                             ----------           -----------          -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                    400,500                15,750            2,125,726
                                                             ----------           -----------          -----------
NET CHANGE IN CASH                                                  253                     -                  253
CASH AT BEGINNING OF PERIOD                                           -                     -                    -
                                                             ----------           -----------          -----------
CASH AT END OF PERIOD                                        $      253           $         -          $       253
                                                             ==========           ===========          ===========
NONCASH ACTIVITIES:
Paid in capital converted
    into note to founder                                     $        -                     -          $ 1,591,831
Note to founder exchanged
    for common stock                                                  -                     -            1,146,467
Stock for accrued expense                                        43,749                43,749               87,498
Debt forgiven by founder                                        705,733                     -              705,733
Discount on debt                                                380,000                     -              380,000
Stock issued for licenses                                       150,000                     -              150,000

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

The notes are convertible into Redox common stock at the lower of 55% of the average market price for the three lowest trading days in the 20 days preceding conversion or $.08. The discounted notes and the conversion terms created a beneficial conversion feature for the full amount of the notes. The entire $500,000 has been discounted. The discount will be amortized over the term of the notes at approximately $62,500 per quarter as a charge to interest expense. A summary of the note is as follows:


                                                      Notes Payable
                                                      -------------
                 Gross proceeds from notes            $    500,000
       Less: Beneficial conversion feature                (380,000)
                           Less: Loan cost                (120,000)
            Add: Amortization of discounts                 125,000
                                                      -------------
  Book Value of note on September 30, 2004            $    125,000
                                                      =============

NOTE 3 - EQUITY

During the nine months ending September 30, 2004, Redox issued 5,560,750 shares of common stock for services valued at $478,468.

During the nine months ending September 30, 2004, Redox issued 5,000,000 shares of common stock for two license agreements totaling $150,000. See note 4 for details.

In May 2004, the board approved an increase in authorized common stock from 100,000,000 to 350,000,000.

NOTE 4 - LICENSE AGREEMENTS

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

                        2004                        $  100,000
                        2005                           250,000
                        2006                           500,000
                        2007                           750,000
                        2008 and thereafter          1,000,000

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

                       2004                         $  100,000
                       2005                            250,000
                       2006                            500,000
                       2007                            750,000
                       2008 and thereafter           1,000,000

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

     The company's financial condition has shown substantial improvement during the nine months ended September 30, 2004. Current liabilities, though still exceeding current assets, have declined by over $900,000 during the period, due primarily to the forgiveness of a note payable, including accrued interest, by the Company's founder Mr. Richard Szymanski.

     While operating expenses have been greatly reduced, the Company continues to incur operating expenses without the benefit of a revenue stream. Until such time that sales begin of the products identified in the two Exclusive License Agreements signed during the second quarter, the Company will continue to rely on outside funding sources to finance the operations.

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

     The Company has also entered into a similar Exclusive License Agreement with Haynes Enterprises, Inc. (soon to be renamed Luminescence) which entity provides technologies in the areas of lighting, battery technology and light emitting polymer displays. The Exclusive License provides Redox with the ability to sell, market and sublicense all of Haynes Enterprises' lighting and battery technologies in one selected area in the United States for a one time cash and Common Stock license fee as well as a percentage of the profits derived from the sales of the products. This Exclusive License also will provide the Company with the initial rights to current and future products and solutions developed by Haynes Enterprises as long as the license agreement remains in effect. The parties have agreed, in principal, to an initial term of five years with an automatic five-year renewal upon the meeting of certain minimum-revenue targets.


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

MARKETING STRATEGY:

     It is our intention to, once a consistent revenue stream has been established, to retain a marketing firm to develop a twenty four month sales and marketing plan. Our marketing consultant will begin executing its process of product-information dissemination and its product fulfillment plan. Strategic branding, or creating name recognition through advertising in trade publications and other traditional formats, will be a primary focus of our marketing consultant. We believe our marketing plan will progress in three phases, and we anticipate our marketing costs to be approximately $100,000, which costs will not begin to in incur until at the earliest the first quarter of 2005. The process will occur in phases as described below:

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

     Revenue Generation: We hope to generate revenue from to following sources:

     Our licenses with Screen Media Technology, AS and Haynes Enterprises provides the Company with the ability to sell and sublicense products and technologies for which each licensor will receive royalties from the revenues generated from the sales.

     We do not expect to purchase any significant equipment over the next twelve months. We also do not expect any significant changes in the number of employees.

OPERATING DATA:

     We have not generated any revenues since inception. General and Administrative expenses (operating expenses) for the quarter ended September 30, 2004 were $135,622. In addition to the general operating expenses, there were $62,500 of interest expense related to the private funding.

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

     The Company intends to finance its on-going operations through the factoring of signed sales contracts initiated by Redox for the sale of the Screen Media AS Free Pad. The Company believes that these funds, in addition to the final installment related to the convertible debentures, will be adequate to fund continuing operations.

ITEM 3 - CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

Not applicable.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 31, 2004, we held our annual meeting of stockholders. During the annual meeting, three proposals were put to the stockholders for a vote. The stockholders approved all three proposals, including: 1) the election of six directors to the Board of Directors; 2) amending the Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 350,000,000 shares; and 3) adopting the 2004 Stock Incentive Plan.

ITEM 5   OTHER INFORMATION

Not applicable.

ITEM 6   EXHIBITS

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


                                          REDOX TECHNOLOGY CORPORATION

Date:  December 28, 2004                  By: /s/ JAMES R. SCHULER
                                              --------------------
                                          James R. Schuler
                                          Chief Executive Officer

Date:  December 28, 2004                  By: /s/ CLIFTON D. DOUGLAS
                                              ----------------------
                                          Clifton D. Douglas
                                          Chief Financial Officer