Form 10KSB
period 2004-12-31
MIDNIGHT HOLDINGS GROUP INC
filed 2006-06-30
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(MARK ONE)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED - December 31, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO______

                        Commission File Number: 33-22142

                          MIDNIGHT HOLDINGS GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            55-0681106
           --------                                            ----------
 (State or other jurisdiction                                (IRS Employer
       of incorporation)                                  Identification No.)

                   3872 Rochester Road, Troy, Michigan, 48083
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (248) 743-0154
                                 --------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:         None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

States issuer's revenues for its most recent fiscal year. None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 85,627,061 as of December 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one):  Yes  [_]    No  [X]

                           FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB AND THE DOCUMENTS INCORPORATED HEREIN CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS ANNUAL REPORT, STATEMENTS THAT ARE NOT STATEMENTS OF CURRENT OR HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "PLAN", "INTEND", "MAY," "WILL," "EXPECT," "BELIEVE", "COULD," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR SIMILAR EXPRESSIONS OR OTHER VARIATIONS OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ANY REFERENCE TO "REDOX", THE "COMPANY"," WE", "US", "OUR" OR THE "REGISTRANT" REDOX TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES AS OF DECEMBER 31, 2004.

                                                  Table of Contents

                                                  Form 10-KSB Index

                                                       PART  I
                                                                                                        PAGE
Item 1.     Business.......................................................................................3
Item 2.     Properties....................................................................................15
Item 3.     Legal Proceedings.............................................................................15
Item 4.     Submission of Matters to a Vote of Security Holders...........................................15

                                                       PART II

Item 5.     Market for Common Equity and Related Stockholder Matters......................................15
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........16
Item 7.     Financial Statements..........................................................................16
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........17
Item 8A.    Controls and Procedures.......................................................................17
Item 8B.    Other Information.............................................................................17

                                                      PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
              16(a) of the Exchange Act...................................................................17
Item 10.    Executive Compensation........................................................................19
Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
              Matters.....................................................................................20
Item 12.    Certain Relationships and Related Transactions................................................20
Item 13.    Exhibits......................................................................................20
Item 14.    Principal Accountant Fees and Services........................................................22

Signatures    ............................................................................................23

This Form 10-KSB relates to Redox Technology Corporation, a Delaware corporation, as of December 31, 2004. Subsequently, on December 30, 2005, the Company entering into a Share Exchange and Reorganization Agreement, with Midnight Auto Holdings, Inc., a Michigan corporation ("Midnight") and the shareholders of Midnight, whereby Midnight became a wholly-owned subsidiary of the Company and the shareholders of Midnight became the beneficial owners of approximately 80% of the Company. On February 22, 2006, the Company changed its name from Redox Technology Corporation to Midnight Holdings Group, Inc.

                                     PART I

ITEM 1.  BUSINESS

            The Company was incorporated as DCUSA, Inc. under the laws of Delaware on April 28, 1988, organized as a "blind pool". Initially, the Company was a wholly-owned subsidiary of Family Health Systems, Inc. Pursuant to a Registration Statement which was declared effective on August 2, 1988, the Company's shares of Common Stock were distributed as a dividend to approximately 900 Family Health Systems, Inc. stockholders, effectively spinning-off us as an independent entity. In early 1993, the Company entered into a relationship with Richard Szymanski who, on April 9, 1993, assigned his Patent Application for an "Emergency Reserve Battery" to the Company in exchange for 15,000,000 shares of the Company's Common Stock. On June 1, 1993 the Company's name was changed to Redox Technology Corporation.

            From 1993 until approximately 1996, the Company was engaged in developing the "Emergency Reserve Battery." The product was never produced and sold. However, the Company's principal stockholder became aware of the work being done by Professor Licht at Clark University in Worcester, Massachusetts. At that time, the Company's battery was based on an alloy of aluminum, magnesium and zinc as the anode with a carbon-based cathode. Professor Licht was working with aluminum as the anode and sulfur and poly-sulfide as the cathode. The Company entered into a license agreement with Clark University in September 1988 for the use of two patents owned by Clark. The Company was delinquent in making payments, and the license was revoked.

            In August 2000, the Company entered into a license agreement with Divine Software Development Center for the use of Divine Logic Software. In May 2001, the Company entered into a license agreement, effective December 2000 with ONSLR for the exclusive use of the ONSRL software. Various stages of independent testing was conducted on the software, however, due to financial considerations, final independent testing and reports were not pursued. As a result, although the Company is a party to the aforementioned software licenses, the Company never marketed or generated revenue from the licenses and the Company currently does not have any plans to do so in the immediate future.

            In April 2004, the Company entered into licensing agreements for technologies developed by Haynes Enterprises and Screen Media Technology. As of December 31, 2004, the Company determined that the licenses were impaired due to the fact that the licenses would never be used. The Company accrued liabilities with respect to both licenses through December 31, 2005.

            The business of the Company classifies the Company as a "blank check" or "shell" company whose sole purpose has been to locate and consummate a merger or acquisition with a private entity.

           The address of the Company's current principal executive offices and its telephone number at that address are 3872 Rochester Road, Troy, MI 48083, 586-783-1365.

BUSINESS AT DECEMBER 31, 2004

           The proposed business activities described herein classify the Company as a "blank check" or "shell company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker- dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker- dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

         In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Because the securities of the Company are "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. See "Risk Factors - Our Common Stock is penny stock." The rules may further affect the ability of owners of the Common Stock to sell the securities of the Company in any market that might develop for them.

         The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

         It is anticipated that the Company's officers and directors may contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

         The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

         As a consequence of the registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates.

         In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

         Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

         It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

         The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Delaware law to enter into such a transaction if:

          1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

          2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

          3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

         To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

         Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

         It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

            It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

         Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. The Company anticipates that it will consider, among other things, the following factors:

          1.   Potential  for  growth  and   profitability,   indicated  by  new
          technology, anticipated market expansion, or new products;

          2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

          3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6.

          4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

          5. The extent to which the business opportunity can be advanced;

          6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

          7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

          8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

          9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

         No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

         As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. There will be no loan agreements or understandings between the Company and third parties, nor does the Company intend to raise any operating capital by implementing private placements of restricted stock and/or public offerings of its common stock.

         Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

         It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

         Management may actively negotiate or otherwise consent to the purchase of any portion of their common shares as a condition to or in connection with a proposed merger or acquisition transaction. It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

         It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders.

         It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

         The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

         As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

         It  is  anticipated  that  the   investigation  of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

INVESTMENT COMPANY ACT AND OTHER REGULATION

         The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

         Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

         The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

         Any securities which the Company might acquire in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

         An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

COMPETITION

         The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

EMPLOYEES

         The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

RISK FACTORS

         An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

OUR FINANCIAL STATEMENT INCLUDE SUBSTANTIAL NON-OPERATING GAINS OR LOSSES RESULTING FROM REQUIRED QUARTERLY REVALUATION UNDER GAAP OF OUR OUTSTANDING DERIVATIVE INSTRUMENTS.

         GAAP requires that we report the value of certain derivative instruments we have issued as current liabilities on our balance sheet and report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the larger number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

WE MAY NOT CONTINUE AS A GOING CONCERN.

         Our financial statements were prepared on the assumption that we will continue as a going concern, and the independent accountants have expressed doubt as to that assumption. If sufficient capital is not available, we would likely be required to discontinue our operations. We have recurring net losses of $1,688,736 and $520,613 in 2004 and 2003 respectively and an accumulated deficit of

$7,442,451 as of December 31, 2004. We are trying to raise additional capital through sales of our common stock as well as financing from third parties. However if we are unable to raise additional capital or financing we may not continue as a going concern.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

         Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

         The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

         The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

         We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

         Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially
preclude   consummation  of  an  acquisition.   Otherwise  suitable  acquisition
prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

         Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

         If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

OUR BUSINESS WILL HAVE NO REVENUE UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

         We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

         As of December 31, 2004, our Certificate of Incorporation authorized the issuance of a maximum of 350,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

THE COMPANY MAY NOT BE ABLE TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

     There is assurance that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER", FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

         Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

OUR COMMON STOCK IS CONSIDERED TO BE "PENNY STOCK".

         Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1, promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Penny stocks are stocks:

         o    with a price of less than $5.00 per share;

         o    that are not traded on a "recognized" national exchange;

         o whose prices are not quoted on the NASDAQ automated quotation system; or

         o of issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenue of less than $6,000,000 for the last three years.

         Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a "penny stock" for the investor's account. We urge potential investors to obtain and read this disclosure carefully before purchasing any shares that are deemed to be "penny stock."

         Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any "penny stock" to that investor. This procedure requires the broker-dealer to:

         o obtain from the investor information about his or her financial situation, investment experience and investment objectives;

         o reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has enough knowledge and experience to be able to evaluate the risks of "penny stock" transactions;

         o provide the investor with a written statement setting forth the basis on which the broker-dealer made his or her determination; and

         o receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

         Compliance with these requirements may make it harder for investors in our common stock to resell their shares to third parties. Accordingly, our common stock should only be purchased by investors, who understand that such investment is a long-term and illiquid investment, and are capable of and prepared to bear the risk of holding the common stock for an indefinite period of time.

A LIMITED PUBLIC TRADING MARKET MAY CAUSE VOLATILITY IN THE PRICE OF OUR COMMON STOCK.

         Our common stock is currently quoted on the OTC Bulletin Board. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experience extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our shareholders could suffer losses or be unable to liquidate their holdings.

WE MAY NOT BE ABLE TO ACHIEVE SECONDARY TRADING OF OUR STOCK IN CERTAIN STATES BECAUSE OUR COMMON STOCK IS NOT NATIONALLY TRADED.

         Because our common stock is not approved for trading on the Nasdaq National Market or listed for trading on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. This regulation covers any primary offering we might attempt and all secondary trading by our stockholders. While we intend to take appropriate steps to register our common stock or qualify for exemptions for our common stock, in all of the states and jurisdictions of the United States, if we fail to do so the investors in those jurisdictions where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

IT IS UNCERTAIN WHETHER WE WILL EVER PAY DIVIDENDS OR EVER PROVIDE AN OPPORTUNITY FOR ANY RETURN ON INVESTMENT. OUR SECURITIES SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE LOSS OF THEIR ENTIRE INVESTMENT.

         It is uncertain whether we will ever pay dividends on our common stock. Moreover, under Delaware General Corporation Law, dividends can only be paid from surplus or, if no surplus, out of net profits for the then current or next preceding fiscal year and there is no assurance that any such surplus or profit will be generated. Our securities should not be purchased by persons who can not afford the loss of their entire investment.

ITEM 2.  PROPERTIES.

The Company rented office space at 340 North Sam Houston Parkway East, Suite 250, Houston Texas 77060 pursuant to a three year lease for $2,870 which expired October 31, 2004. The Company has no other property which is leases or owns.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business the Company may be subject to litigation from time to time. To the Company's knowledge, there is no past, pending or threatened litigation or administrative action (including litigation or action involving the Company's officers, directors or other key personnel) which in the Company's opinion has, had, or is expected to have, a material adverse effect upon its business, prospects financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock trades on the OTC Bulletin Board under the symbol "RDOX". The OTC Bulletin Board is sponsored by the National Association of Securities Dealers ("NASD") and is a network of security dealers who buy and sell stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of the Company's common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent the actual transactions.

           QUARTERS ENDED                                             HIGH                  LOW
            FISCAL YEAR ENDED DECEMBER 31, 2004:
            Quarter ended December 31, 2004 ...................     $   0.04             $   0.02
            Quarter ended September 30, 2004 ..................     $   0.07             $   0.02
            Quarter ended June 30, 2004 .......................     $   0.03             $   0.04
            Quarter ended March 30, 2004 ......................     $   0.03             $   0.13

            FISCAL YEAR ENDED DECEMBER 31, 2003
            Quarter ended December 31, 2003 ...................     $   0.02             $   0.13
            Quarter ended September 30, 2003 ..................     $   0.01             $   0.05
            Quarter ended June 30, 2003 .......................     $   0.03             $   0.08
            Quarter ended March 31, 2003 ......................     $   0.01             $   0.05

As of December 31, 2004, there were approximately 1,197 holders of record of the Company's common stock. To date, the Company has not paid any dividends on its common stock. The Company does not currently intend to pay dividends in the future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY AND COST OF FINANCIAL RESOURCES, PRODUCT DEMAND, MARKET ACCEPTANCE AND OTHER FACTORS DISCUSSED IN THIS REPORT UNDER THE HEADING "RISK FACTORS." THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

LIQUIDITY AND CAPITAL RESOURCE

         The Company intends to seek to carry out its plan of business as discussed herein. In order to do so, it will require additional capital to pay ongoing expenses, including legal and accounting fees in conjunction with future compliance with its on-going reporting obligations.

RESULTS OF OPERATIONS

         The Company has recurring net losses of $1,688,736 and $520,613 in 2004 and 2003 respectively and has an accumulated deficit of $7,442,451 as of December 31, 2004.

         For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration and compliance with reporting obligations under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

         The Company's existing capital will not be sufficient to meet the Company's cash needs, including the costs of complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

         No commitments to provide additional funds have been made by management or other stockholders, and the Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Not withstanding the forgoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering distribution of the Company's securities.

ITEM 7.  FINANCIAL STATEMENTS

Attached hereto and filed as a part of this Annual Report on Form 10-KSB are our Financial Statements, beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to enable us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period and in that some of the accounting entries relating to debt and equity instruments required adjustment upon review by our independent auditors. We intend to take measures to remedy this situation by increasing the accounting staff, engaging independent auditors to provide us with accounting advice and implementing internal procedures including the distribution of documents. These deficiencies have been reported to our Board of Directors and we intend to improve and strengthen our controls and procedures.

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, as of December 31, 2004, and their biographical information are set forth below:

Name                               Age            Position
----                               ---            --------
James R. Schuler                   68             President and Director
Clifton D. Douglas                 75             Chief Financial Officer/
                                                  Secretary/Treasurer/Director
Victor W. Nee                      71             Director
Harold W. Price                                   Director
James Dowaliby                                    Director
Michael F. Bianco                                 Director

JAMES R. SCHULER has served as President since December 2003 and as a director since August 1998. Mr. Schuler is also the president and CEO of TransUnited Partners Inc. of Pacifica, California, having been with that company since 1998. Also from 1998 to at least December 31, 2004, Mr. Schuler is CEO of Octobot International LLC (formerly S-Cube Investments, LLC) where he has been forming a technology cooperative among new technology companies. Previously, Mr. Schuler co-founded a research and development company in 1994 called Add-Vision, Inc., which produced a new illumination technology made up of a revolutionary thin, flat, programmable display product which multiple uses (called Intelligent Illumination). He remained with Add-Vision until 1998. Prior to that, Mr.
Schuler served as President and CEO to a transportation relocation company called Relocation Controls Corporation, and to a petroleum refining administrative company that he founded called Transatlantic Petroleum. Mr. Schuler received a Bachelor of Science Degree in Finance and Business Administration from the University of North Carolina.

Clifton D. Douglas has served as Secretary, Treasurer, Chief Financial Officer and Director since July 1996, overseeing and managing all of our accounting and financial affairs. From 1990 to 1995, Mr. Douglas was Vice President of Tiger Oil and Gas, Inc., Latin America Trading Company and Petrorental Internacionales, A.S., where he was responsible for operations in Mexico and Latin America. Mr. Douglas continues to work as a financial consultant in the areas of oil, gas and real estate construction. In 1953, Mr. Douglas received a Bachelor of Science in Accounting from Arizona State University.

James M. Dowaliby has served as a Director since August 2004. He has been the owner and principal of International Finance Limited, a financial, strategic planning and business design company since 1985. Mr. Dowaliby was the Vice President of Production and International Television for Paramount Pictures from 1998 to 2001. He has also been the Vice President in Charge of Production for International Family Entertainment, Inc, Chief Financial Officer & Vice President, Production for Northstar Entertainment, Inc. and the Chief Financial Officer of Intercontinental Releasing Corporation. Mr. Dowaliby holds a Bachelor of Arts and a Masters in Business Administration from Yale University.

Michael F. Bianco has served as a Director since August 2004. He has been the chairman and chief executive officer of American Capital Markets Group. Mr. Bianco was co-founder and managing director and corporate financial consultant for the western region of Arthur Andersen & Co. He has also been the president and chief executive officer of Loeb Rhoades Securities Corporation, the Asian subsidiary of Loeb, Rhoades & Co. Mr. Bianco holds an undergraduate degree from Wilkes University, graduated from Stanford University Graduate Business School Advanced Management College and holds a Masters degree from the University of Michigan.

Harold W. Price has served as a Director since August 2004. He has been the Chairman of the Board, President, and Chief Executive Officer of Titanis, Inc. founded by Mr. Price in 1999, Titanis is a technology solutions company modeled as an ASP+. Previous to Titanis, Mr. Price held the position of IT Corporate Director with Weatherford International, Inc. Prior to Weatherford, Mr. Price held various positions, each growing in responsibility, within Baker Hughes. Mr. Price is a graduate of Prairie View A & M University in Business Administration and Computer Science. He currently serves on the boards of Fifth Ward Community Redevelopment Corporation and TechCorps Texas.

Dr. Victor W. Nee has served as a Director since August 2004. He has been a Professor in the Department of Aerospace and Mechanical Engineering at the University of Notre Dame since 1965. Dr. Nee is currently Professor Emeritus at the University of Notre Dame, and beginning in 2000, he has been serving on the Board of Directors of Capital Senior Living Corp. From 1999 to 2000, he served on the board of Adatom.com, now known as First Canadian American Holding Corp. In addition to his professorial duties, Dr. Nee served as Director of the Advanced Technology Center at the University of Massachusetts, Dartmouth from 1993 to 1995, and as Director of the Advanced Engineering Research Laboratory at the University of Notre Dame from 1991 to 1993. Dr. Nee received a Bachelors of Science from the National Taiwan University in Civil Engineering and a Ph.D. in Fluid Mechanics from The Johns Hopkins University. Dr. Nee holds international positions as an advisor to governmental, educational and industrial organizations in China

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended December 31, 2004 we do not believe that all of Reporting Persons complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICER COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the last three fiscal years ended December 31, 2004.

                           SUMMARY COMPENSATION TABLE
Annual Compensation                                                                        Long Term compensation
-------------------                                                                        ----------------------
(a)                    (b)             (c)             (d)       (e)             (f)          (g)           (h)         (i)
Name and               Fiscal year     Salary          Bonus      Other          Restricted   Securities    LTIP        All Other
Principal              -----------     ------          -----      Annual         Stock        Underlying    Payouts     Compensation
Position                                                          Compensation   Awards       Options       ------      ------------
---------                                                         ------------   ------       -------
James R. Schuler, ...   2004              (6)            0              0             0             0          0              0
President (1) .......   2003 (4)           0             0              0             0             0          0              0
                        2002              --            --             --            --            --         --             --

Richard A. ..........   2004               0             0              0             0             0          0              0
Szymanski, ..........   2003 (5)          (7)            0              0             0             0          0              0
President (2) .......   2002               0             0              0             0             0          0              0

Clifton D. ..........   2004              (8)            0              0             0             0          0              0
Douglas, ............   2003               0             0              0             0             0          0              0
CFO (3) .............   2002              --            --             --            --            --         --             --


(1) Mr. Schuler served as president of the Company from December 11, 2003 to December 5, 2005.

(2) Mr. Szymanski served as president of the Company from June 1, 1993 to December 11, 2003.

(3) Mr. Douglas served as chief financial officer of the Company from July 1, 1996 to December 5, 2005.

(4)  Represents the period from December 14, 2003 to December 31, 2003.

(5)  Represents the period from January 1, 2003 to December 14, 2003.

(6) Mr. Schuler received 2,250,000 shares of common stock on March 10, 2006 in lieu of his salary for six months of 2004. The shares were valued at $0.11 per share on the date of issuance.

(7) Mr. Szymanski received 1,111,111 shares of common stock in lieu of his salary of $100,000. The shares were valued at $0.09 per share.

(8) Mr. Douglas received 1,687,500 shares of common stock on March 10, 2006 in lieu of his salary for six months of 2004. the shares were valued at $0.11 per share on the date of issuance.

OPTION GRANTS TO EXECUTIVE OFFICERS IN LAST FISCAL YEAR

         No options were granted to our executive officers during the fiscal year ended December 31, 2004.

COMPENSATION OF DIRECTORS

         Messers. Nee, Price, Dowaliby and Bianco who were elected as members of the Board of Directors on August 4, 2004 received 100,000 shares of common stock per month for serving as directors for six consecutive months from September 2004 to February 2005. The shares were issued on March 10, 2006. No options were granted to directors during the fiscal year ended December 31, 2005.

EMPLOYMENT AGREEMENTS

         We have not entered into any employment agreements with any of our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2004 (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock (ii) each director, named executive officer and (iii) all executive officers and directors as a group. On such date, we had 84,593,370 shares of common stock outstanding. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted.

NAME AND ADDRESS OF                         SHARES OF COMMON STOCK                    PERCENTAGE OF CLASS
---------------------------------------- -------------------------------------- --------------------------------------
BENEFICIAL OWNER                              BENEFICIALLY OWNED                     BENEFICIALLY OWNED(1)
---------------------------------------- -------------------------------------- --------------------------------------
James R. Schuler (2)                     4,616,866                              5.46%
---------------------------------------- -------------------------------------- --------------------------------------
Richard A. Szymanski (3)                 12,877,613                             15.22%
---------------------------------------- -------------------------------------- --------------------------------------
Clifton Douglas (4)                      2,013,125                              2.68%
---------------------------------------- -------------------------------------- --------------------------------------
Victor W. Nee (5)                        0                                      0%
---------------------------------------- -------------------------------------- --------------------------------------
Harold W. Price (6)                      0                                      0%
---------------------------------------- -------------------------------------- --------------------------------------
James Dowaliby(7)                        0                                      0%
---------------------------------------- -------------------------------------- --------------------------------------
Michael F. Bianco (8)                    0                                      0%
---------------------------------------- -------------------------------------- --------------------------------------
All officers and directors as a group    16,378,238                             21.83%
(6 persons)
---------------------------------------- -------------------------------------- --------------------------------------

(1) Based on 84,593,370 shares of Common Stock outstanding as of December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS.

(a)  Documents filed as part of this Report

     (1) The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

     (2) The financial statements listed in the Index are filed a part of this report.

     (3) List of Exhibits

     See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

Exhibit No.      Description

3.1**** Certificate of Incorporation, filed April 25, 1988, as amended by the Certificate of Amendment, filed June 7, 1993, as amended by the Certificate of Amendment, filed July 5, 1994, as amended by the Certificate of Amendment, filed September 12, 1996, as amended by the Certificate of Amendment filed February 19, 2001.

3.2*             Bylaws

3.2(a)**         Bylaws of June 1993

4.1**            Designation of Convertible Preferred Stock

10.1**           Indemnification Agreement with Clifton D. Douglas

10.2**           Indemnification Agreement with James R. Schuler

10.3**           Indemnification Agreement with Richard A. Szymanski

10.4***          License Agreement with Onsler e2000

10.5***          License Agreement with Divine Logic

10.6****         Promissory Note with Richard Szymanski

10.7*****        License Agreement with Haynes Enterprises

10.8*****        License Agreement with Screen Media Technology AS

31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1             Certification of Chief Executive  Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2             Certification of Chief Financial  Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed in the 1996 Form 10-K

**Previously filed in the 1999 Form 10-K, amendment no. 2

*** Previously filed in the 2000 Form 10-K.

****Previously filed in the 2000 Form 10-K amendment.

*****Previously filed in the 2003 Form 10-K

(c) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Malone & Bailey for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Malone & Bailey. during those periods.

                                                FISCAL 2004      FISCAL 2003
Audit Fees (1)                                   $  10,850          $ 5,340
Audit Related Fees (2)                           $       0          $     0
Tax Fees (3)                                     $       0          $     0
All Other Fees (4)                               $       0          $     0
Total                                            $  10,850          $ 5,340

------------------
     (1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Malone & Bailey in connection with statutory and regulatory filings or engagements.

     (2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no such fees in fiscal year 2004 or 2003.

     (3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2004 or 2003.

     (4) All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2005 or 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MIDNIGHT HOLDINGS GROUP, INC.

                                          By: /s/ Nicholas A. Cocco
                                              Nicholas A. Cocco
                                              Chief Executive Officer

                                          Dated: June 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                   Date
---------                    -----                                   ----

                             Chief Executive
/s/ Nicholas A. Cocco        Officer and Chairman of the         June 28, 2006
----------------------       Board of Directors
Nicholas A. Cocco            (Principal Executive
                             Officer)



                             Chief Financial Officer,
/s/ Richard Kohl             (Principal Financial and            June 28, 2006
----------------------       Accounting Officer)
Richard Kohl


                             Director                            June 28, 2006
/s/ Richard Pulford
-------------------
Richard Pulford