Form 10QSB
period 2005-03-31
MIDNIGHT HOLDINGS GROUP INC
filed 2006-06-30
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2005

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM ___ TO

                        COMMISSION FILE NUMBER [33-22142]

                          MIDNIGHT HOLDINGS GROUP, INC.
                       f/k/a REDOX TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                    55-0681106
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                    3872 ROCHESTER ROAD, TROY, MICHIGAN 48083
                    (Address of principal executive offices)
                                 (248) 743-0154
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 CLASS                          OUTSTANDING AS OF MARCH 31, 2005
     Common Stock, $0.00005  par value                     85,627,061

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [ X ]

                                TABLE OF CONTENTS


HEADING                                                                                                   PAGE
-------                                                                                                   ----
                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      1

                  Balance Sheets  - March 31, 2005 and December 31, 2004..............................      1

                  Statements of Expenses - three months ended March 31, 2005 and 2004
                  and the period from inception on April 9, 1993 through March 31, 2005...............      2

                  Statements of Cash Flows - three months ended March 31, 2005 and 2004 and
                  the period from inception on April 9, 1993 through March 31, 2005...................      3

                  Notes to Financial Statements ......................................................      5

Item 2.      Management's Discussion and Analysis or Plan of Operations...............................      6

Item 3.      Controls and Procedures..................................................................      7


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................      8

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................      8

Item 3.      Defaults Upon Senior Securities..........................................................      8

Item 4.      Submission of Matters to a Vote of Securities Holders....................................      8

Item 5.      Other Information........................................................................      8

Item 6.      Exhibits and Reports on Form 8-K.........................................................      8

             Signatures...............................................................................      9

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          MIDNIGHT HOLDINGS GROUP, INC.
                       f/k/a REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (unaudited)

         ASSETS                                                    March 31,   December 31,
                                                                     2005          2004
                                                                -----------    -----------
Cash                                                            $       183    $       219
                                                                ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

         LIABILITIES

Accounts payable                                                $   240,477    $   220,915
Accrued expenses                                                    510,329        329,580
Due to related party                                                 15,000         15,000
Convertible notes payable, net of unamortized discount
         of $241,956 and $281,525 respectively                      258,044        218,475
Derivative liabilities                                              396,980        228,350
Accrued debt non-compliance costs                                   863,636        214,285
                                                                -----------    -----------
         Total Liabilities                                        2,284,466      1,226,605
                                                                -----------    -----------

Commitments and contingency                                              --             --

         STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000
         shares authorized, none issued and outstanding                  --             --
Common stock, $.00005 par, 100,000,000,000 shares
         authorized, 85,627,061 shares issued and outstanding         4,281          4,281
Additional paid in capital                                        6,211,784      6,211,784
Deficit accumulated during the development stage                 (8,500,348)    (7,442,451)
                                                                -----------    -----------
         Total Stockholders' Deficit                             (2,284,283)    (1,226,386)
                                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       183    $       219
                                                                ===========    ===========

                          MIDNIGHT HOLDINGS GROUP, INC.
                       f/k/a REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                Three Months Ended March 31, 2005, and 2004, and
        the Period from April 9, 1993 (Inception) Through March 31, 2005
                                   (unaudited)


                                                                     Inception
                                                                      Through
                                                                     March 31,
                                       2005            2004            2005
                                   ------------    ------------    ------------
General & administrative
      - cash                       $    200,347    $     48,428    $  2,503,586
      - non-cash                             --         464,468       4,225,233
      - warrants                             --              --           3,698
Impairment expense                           --              --         161,923
Research & development                       --              --         150,965
Interest expense                         39,569          12,729         378,186
Depreciation                                 --              --          53,959
Loss on derivatives                     168,630              --         159,162
Debt non-compliance costs               649,351              --         863,636
                                   ------------    ------------    ------------
Net loss                           $ (1,057,897)   $   (525,625)   $ (8,500,348)
                                   ============    ============    ============

Basic and diluted net loss
           per common share        $       (.01)   $       (.01)
Weighted average common
         shares outstanding          85,627,061      75,819,783

                          MIDNIGHT HOLDINGS GROUP, INC.
                       f/k/a REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                Three Months Ended March 31, 2005, and 2004, and
        the Period from April 9, 1993 (Inception) Through March 31, 2005
                              (unaudited) Inception

                                                                               Through
                                                                              March 31,
                                                  2005           2004           2005
                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $(1,057,897)   $  (525,625)   $(8,500,348)
Adjustments to reconcile
    net loss to cash used in
     operating activities:
Stock issued for lawsuit                               --             --        127,500
Stock issued for patent                                --             --          1,500
Stock issued for services                              --        464,468      3,896,568
Warrant expense                                        --             --          3,698
Depreciation                                           --             --         53,959
Impairment expense                                     --             --        161,923
Amortization of discount                           39,569             --        115,862
Loss on derivatives                               168,630             --        159,162
Change in:
    Accounts payable                               19,562          4,680        240,477
    Accrued expenses                              180,749         43,748        619,833
    Debt non-compliance costs                     649,351             --        863,636
    Accrued interest on note payable
      to founder                                       --         12,729        196,570
                                              -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                 (36)            --     (2,059,660)
                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                               --             --        (65,882)
                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                  --             --        120,350
Contributions to capital by founder                    --             --         20,500
Proceeds from note payable to related party            --             --      1,589,875
Advances by related party                              --             --         15,000
Net proceeds from note payable                         --             --        380,000
                                              -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                           --             --      2,125,725
                                              -----------    -----------    -----------
NET CHANGE IN CASH                                    (36)            --            183
CASH AT BEGINNING OF PERIOD                           219             --             --
                                              -----------    -----------    -----------
CASH AT END OF PERIOD                         $       183    $        --    $       183
                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES:
Interest paid                                 $        --    $        --    $        --
Income taxes paid                                      --             --             --

NONCASH ACTIVITIES:
Paid in capital converted into
      note to founder                         $        --    $        --    $ 1,591,831
Note to founder and accrued interest
      exchanged for common stock                       --             --      1,146,467
Stock for accrued expenses                             --         43,749         43,749
Debt forgiven by founder                               --        705,733        705,733
Discount on debt                                       --        380,000        380,000
Stock issued for licenses                              --        150,000        150,000

                          MIDNIGHT HOLDINGS GROUP, INC.
                       f/k/a REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Midnight Holdings Group, Inc. ("Midnight") (formerly Redox Technology Corporation ("Redox")), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Midnight's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.


Note 2 - CHANGES IN DERIVATIVES

                                      Derivative     Changes in    Derivative
                                      Liabilities    Derivative    Liabilities
                                       12/31/04      Liabilities     3/31/05
                                      -----------    -----------   -----------
Net proceeds of the Notes             $   500,000    $        --   $   500,000
Less: Unamortized discount               (281,525)        39,569      (241,956)
                                      -----------    -----------   -----------
Carrying value of notes                   218,475         39,569       258,044
Derivative liabilities                    228,350        168,630       396,980
Accrued debt
  non-compliance costs                    214,285        649,351       863,636
                                      -----------    -----------   -----------
Book Value                            $   661,110    $   857,550   $ 1,518,660
                                      ===========    ===========   ===========


NOTE 3 - LICENSE AGREEMENTS

During the three months ended March 31, 2005, Redox continued to accrue minimum royalty fees under the Screen Media Technology AS and Haynes Enterprises, Inc. license agreements. $125,000 of the $500,000 owed for 2005 was accrued at March 31, 2005.


NOTE 4 - SUBSEQUENT EVENTS

On December 30, 2005, Redox signed a Share Exchange and Reorganization Agreement with Midnight Auto Holdings, Inc. ("Midnight"), whereby Midnight shareholders exchanged all of the outstanding and issued capital stock of Midnight for 374,144,130 shares of Redox common stock representing 80% of the outstanding common stock of Redox after giving effect to the transaction. The transaction was accounted for as a reverse acquisition. Redox changed its name to Midnight Holdings Group, Inc., as a result of the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB AND THE DOCUMENTS INCORPORATED HEREIN CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS QUARTERLY REPORT, STATEMENTS THAT ARE NOT STATEMENTS OF CURRENT OR HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "PLAN", "INTEND", "MAY," "WILL," "EXPECT," "BELIEVE", "COULD," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR SIMILAR EXPRESSIONS OR OTHER VARIATIONS OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ANY REFERENCE TO "REDOX", THE "COMPANY"," WE", "US", "OUR" OR THE "REGISTRANT" REDOX TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES AS OF MARCH 31, 2005. THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

GENERAL

The Company is continuing its efforts to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such acquisitions. None of the Company's officers, directors, promoters or affiliates has engaged in any discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this Form 10-QSB.

The Company has, and will continue to have, no capital with which to provide the owners of the business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-Ks, 10-Ks or 10-KSBs, 10-Qs or 10-QSBs, agreements and related reports and documents. The Securities Exchange Act of 1934, as amended (the "Exchange Act") requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

The Company did not have any operating income for the three months ended March 31, 2005. For the three months ended March 31, 2005, the Company recognized a net loss of $1,057,897 and for the period from inception through March 31, 2005, the Company recognized a net less of $8,500,348.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage. At March 31, 2005 the Company had no capital resources and will rely upon the issuance of debt or equity to fund administrative expenses pending acquisition of an operating company.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the three months ended March 31, 2005, the Company has engaged in no significant operations other than administrative activities. No revenue was received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of administrative expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is competed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending on the performance o the acquired business.

NEED FOR ADDITIONAL FINANCING

The Company believes that it will have to raise funds from a private offering of debt or equity securities in order to accomplish the goal of completing a combination. There is no assurance, however, that the Company will obtain such funding

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our financial statements include substantial non-operating gains or losses resulting from required quarterly reevaulation under GAAP of our outstanding derivative instruments. Generally accepted accounting principles in the United States requires that we report the value of certain derivative instruments we have issued as current liabilities on our balance sheet and report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

ITEM 3. CONTROLS AND PROCEDURES.

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


                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

               Exhibit 31.1 Certification of Chief Executive Officer Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit  31.2  Certification  of  Principal   Accounting  Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit  32.2  Certification  of  Principal   Accounting  Officer
          Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

               None.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MIDNIGHT HOLDINGS GROUP, INC.
                                          f/k/a REDOX TECHNOLOGY CORPORATION



Date:  June 28, 2006                      By: /s/ Nicholas A. Cocco
                                              -------------------------------
                                                  Nicholas A. Cocco
                                                  President, Chief Executive
                                                  Officer and Director




Date:  June 28, 2006                      By: /s/ Richard Kohl
                                              ----------------------------------
                                                  Richard Kohl
                                                  Executive Vice President,
                                                  Secretary, Chief Financial
                                                  Officer
                                                  (Principal Accounting Officer)