Form 10QSB
period 2005-06-30
MIDNIGHT HOLDINGS GROUP INC
filed 2006-06-30
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM _ TO

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    CLASS                   OUTSTANDING AS OF JUNE 30, 2005
     Common Stock, $0.00005  par value                85,627,061

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [ X ]

                                TABLE OF CONTENTS


HEADING                                                                     PAGE
-------                                                                     ----
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements .............................................   1

               Balance Sheets - June 30, 2005 and December 31, 2004 ........   1

               Statements of Expenses - Three and Six months ended
               June 30, 2005 and 2004 and the period from inception
               on April 9, 1993 through June 30, 2005 ......................   2

               Statements of Cash Flows -Six months ended June 30, 2005
               and 2004 and the period from inception on April 9, 1993
               through June 30, 2005 .......................................   3

               Notes to Financial Statements ...............................   5

Item 2.   Management's Discussion and Analysis or Plan of Operations .......   6

Item 3.   Controls and Procedures ..........................................   7


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ................................................   8

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ......   8

Item 3.   Defaults Upon Senior Securities ..................................   8

Item 4.   Submission of Matters to a Vote of Securities Holders ............   8

Item 5.   Other Information ................................................   8

Item 6.   Exhibits and Reports on Form 8-K .................................   8

          Signatures .......................................................   9

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                          MIDNIGHT HOLDINGS GROUP, INC.
                       f/k/a REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                        June 30,    December 31,
                                                          2005           2004
ASSETS                                                 ----------   -----------

Cash                                                   $      147   $       219
                                                       ==========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

        LIABILITIES

Accounts payable                                       $  259,627   $   220,915
Accrued expenses                                          679,078       329,580
Due to related party                                       15,000        15,000
Convertible notes payable, net of unamortized
    discount of $198,972 and $281,525, respectively       301,028       218,475
Derivative liabilities                                  1,163,779       228,350
Accrued debt non-compliance costs                       1,250,000       214,285
                                                       ----------   -----------
    Total Liabilities                                   3,668,512     1,226,605
                                                       ----------   -----------

Commitments and contingency                                    --            --

    STOCKHOLDERS' DEFICIT

Convertible Preferred stock, $.001 par, 10,000,000
    shares authorized, none issued and outstanding             --            --
Common stock, $.00005 par, 100,000,000,000 shares
    authorized, 85,627,061 shares issued
    and outstanding                                         4,281         4,281
Additional paid-in capital                              6,211,784     6,211,784
Deficit accumulated during the development stage       (9,884,430)   (7,442,451)
                                                       ----------   -----------
    Total Stockholders' Deficit                        (3,668,365)   (1,226,386)
                                                       ----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $      147   $       219
                                                       ==========   ===========

                          MIDNIGHT HOLDINGS GROUP, INC.
                       f/k/a REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
             Three and Six Months Ended June 30, 2005, and 2004, and
         the Period from April 9, 1993 (Inception) Through June 30, 2005
                                   (unaudited)

                                                                                                   Inception
                                      Three Months                       Six Months                 Through
                                                (Restated)                        (Restated)        June 30,
                                  2005            2004              2005            2004              2005
                              -----------       ---------       -----------       ---------       -----------
General & administrative
        paid in cash          $   187,935       $ 245,808       $   388,282       $ 294,236       $ 2,691,521
        paid in stock                  --          14,000                --         478,468         4,225,233
        warrants                       --              --                --              --             3,698
Impairment expense                     --              --                --              --           161,923
Research & development                 --              --                --              --           150,965
Interest expense                   42,984          53,944            82,553          66,673           421,170
Depreciation                           --              --                --              --            53,959
Loss on derivatives               766,799          34,324           935,429          34,324           925,961
Debt non-compliance cost          386,364              --         1,035,715              --         1,250,000
                              -----------       ---------       -----------       ---------       -----------
Net loss                      $(1,384,082)      $(348,076)      $(2,441,979)      $(873,701)      $(9,884,430)
                              ===========       =========       ===========       =========       ===========

Basic and diluted net loss
  per common share                  $(.02)          $(.00)            $(.03)          $(.01)

Weighted average common
  shares outstanding           85,627,061      80,532,343        85,627,061      78,176,063

                          MIDNIGHT HOLDINGS GROUP, INC.
                       f/k/a REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  Six Months Ended June 30, 2005, and 2004, and
         the Period from April 9, 1993 (Inception) Through June 30, 2005
                                   (unaudited)
                                                                     Inception
                                                                      Through
                                                       (Restated)     June 30,
                                            2005         2004           2005
                                        -----------    ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $(2,441,979)   $(873,701)   $(9,884,430)
Adjustments to reconcile
    net loss to cash used in
    operating activities:
Stock issued for lawsuit                         --           --        127,500
Stock issued for patent                          --           --          1,500
Stock issued for services                        --      478,468      3,896,568
Warrant expense                                  --           --          3,698
Depreciation                                     --           --         53,959
Impairment expense                               --           --        161,923
Amortization of discount                     82,553        5,744        158,846
Loss on derivatives                         935,429       34,324        925,961
Change in:
   Accounts payable                          38,712       (1,957)       259,627
   Accrued expenses                         349,498      (69,997)       788,582
   Debt non-compliance costs              1,035,715           --      1,250,000
   Accrued interest on note payable
     to founder                                  --       60,930        196,570
                                        -----------    ---------    -----------
NET CASH USED IN OPERATING ACTIVITIES           (72)    (366,189)    (2,059,696)
                                        -----------    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                         --           --        (65,882)
                                        -----------    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                            --           --        120,350
Contributions to capital by founder              --           --         20,500
Proceeds from note payable to
    related party                                --           --      1,589,875
Advances by related party                        --           --         15,000
Net proceeds from note payable                   --      380,000        380,000
                                        -----------    ---------    -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                     --      380,000      2,125,725
                                        -----------    ---------    -----------
NET CHANGE IN CASH                              (72)      13,811            147
CASH AT BEGINNING OF PERIOD                     219           --             --
                                        -----------    ---------    -----------
CASH AT END OF PERIOD                   $       147    $  13,811    $       147
                                        ===========    =========    ===========

NON-CASH ACTIVITIES:
Paid in capital converted
    into note to founder                $        --    $      --    $ 1,591,831
Note to founder exchanged
    for common stock                             --           --      1,146,467
Stock for accrued expense                        --       43,749         43,749
Debt forgiven by founder                         --      705,733        705,733
Discount on debt                                 --      380,000        380,000
Stock issued for licenses                        --      150,000        150,000

                          MIDNIGHT HOLDINGS GROUP, INC.
                       f/k/a REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Midnight Holdings Group, Inc., ("Midnight") (formerly Redox Technology Corporation ("Redox")), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Midnight's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.


Note 2 - DERIVATIVE LIABILITIES

                                     Derivative      Changes in     Derivative
                                     Liabilities     Derivative     Liabilities
                                      12/31/04       Liabilities      6/30/05
                                     -----------     -----------    -----------
Net proceeds of the Notes             $ 500,000      $       --     $   500,000
Less: Unamortized discount             (281,525)         82,553        (198,972)
                                      ---------      ----------     -----------
Carrying value of notes                 218,475          82,553         301,028
Derivative liabilities                  228,350         935,429       1,163,779
Accrued debt
  non-compliance costs                  214,285       1,035,715       1,250,000
                                      ---------      ----------     -----------
Book Value                            $ 661,110      $2,053,697     $ 2,714,807
                                      =========      ==========     ===========


NOTE 3 - LICENSE AGREEMENTS

During the six months ended June 30, 2005, Midnight continued to accrue minimum royalty fees under the Screen Media and Haynes Enterprises license agreements. $250,000 of the $500,000 owed for 2005 was accrued at June 30, 2005.


NOTE 4 - RESTATEMENT

There were misstatements in the originally prepared June 30, 2004 financials due to improper accounting related to derivative liabilities and beneficial conversion feature accounting. The convertible notes and warrants issued in the second quarter of 2004 were originally accounted for under the beneficial conversion feature rules. It was discovered in 2006 that the notes and the warrants qualified for derivative accounting. The adjustments below reflect the correction of the original accounting.

For the three months ended June 30, 2004:

                                       Previously      Increase
                                         Stated       (Decrease)     Restated
                                       -----------     --------    -----------
Statement of Expenses:
General & administrative
         paid in cash                  $   195,808     $ 50,000    $   245,808
         paid in stock                      14,000                      14,000
Interest expense                           110,700      (56,756)        53,944
Loss on derivatives                             --       34,324         34,324
                                       -----------     --------    -----------
Net income/(loss)                      $  (320,508)    $(27,568)   $  (348,076)
                                       ===========     ========    ===========
Basic and diluted net
  income/(loss)
  per common share                     $      (.00)    $   (.00)   $      (.00)

Weighted average common
  shares outstanding                    80,532,343           --     80,532,343

For the six months ended June 30, 2004:

                                       Previously      Increase
                                         Stated       (Decrease)     Restated
                                       -----------     --------    -----------
Statement of Expenses:
General & administrative
        paid in cash                   $   244,236     $ 50,000    $   294,236
        paid in stock                      478,468           --        478,468
Interest expense                           123,429      (56,756)        66,673
Loss on derivatives                             --       34,324         34,324
                                       -----------     --------    -----------
Net income/(loss)                      $  (846,133)    $(27,568)   $  (873,701)
                                       ===========     ========    ===========
Basic and diluted net loss
  per common share                     $      (.01)    $   (.00)   $      (.01)

Weighted average common
  shares outstanding                    78,176,063           --     78,176,063


NOTE 5 - SUBSEQUENT EVENTS

On December 30, 2005 Redox signed a Share Exchange and Reorganization Agreement with Midnight Auto Holdings, Inc., whereby Midnight shareholders exchanged all of the outstanding and issued capital stock of Midnight for 374,144,130 shares of Redox common stock representing 80% of the outstanding common stock of Redox after giving effect to the transaction. The transaction was accounted for as a reverse acquisition. Redox changed its name to Midnight Holdings Group, Inc. as a result of the merger.

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

ANY REFERENCE TO "REDOX", THE "COMPANY"," WE", "US", "OUR" OR THE "REGISTRANT" REDOX TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES AS OF JUNE 30, 2005. THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

General
-------

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

The Company did not have any operating income for the six months ended June 30, 2005. For the six months ended June 30, 2005, the Company recognized a net loss of $2,441,979 and for the period from inception through June 30, 2005, the Company recognized a net less of $9,884,430.

Liquidity and Capital Resources
-------------------------------

The Company is in the development stage. At June 30, 2005 the Company had no capital resources and will rely upon the issuance of debt or equity to fund administrative expenses pending acquisition of an operating company.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations
---------------------

During the six months ended June 30, 2005, the Company has engaged in no significant operations other than administrative activities. No revenue was received by the Company during this period.

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

Need for Additional Financing
-----------------------------

The Company believes that it will have to raise funds from a private offering of debt or equity securities in order to accomplish the goal of completing a combination. There is no assurance, however, that the Company will obtain such funding.

Critical Accounting Policies
----------------------------

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

ITEM 3.         CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to enable us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period and in that some of the accounting entries relating to debt and equity instruments required adjustment upon review by our independent auditors. We intend to take measures to remedy this situation by increasing the accounting staff, engaging external accountants to provide us with accounting advice and implementing internal procedures including the distribution of documents. These deficiencies have been reported to our Board of Directors and we intend to improve and strengthen our controls and procedures.

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

                         MIDNIGHT HOLDINGS GROUP, INC.
                         f/k/a REDOX TECHNOLOGY CORPORATION



Date:  June 28, 2006     By: /s/ Nicholas A. Cocco
                             ----------------------------------------
                                 Nicholas A. Cocco
                                 President, Chief Executive Officer and Director




Date:  June 28, 2006     By: /s/ Richard Kohl
                             ----------------------------------------
                                 Richard Kohl
                                 Executive Vice President, Secretary, Chief
                                 Financial Officer
                                 (Principal Accounting Officer)