Form 10QSB
period 2005-09-30
MIDNIGHT HOLDINGS GROUP INC
filed 2006-06-30
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                       OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM    TO

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

                   CLASS                    OUTSTANDING AS OF SEPTEMBER 30, 2005
      Common Stock, $0.00005  par value           [85,627,061]

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [ X ]

                                   TABLE OF CONTENTS


HEADING                                                                                       PAGE
                                      PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements..........................................................     1

                  Balance Sheets -  September 30, 2005 and December 31, 2004...............     1

                  Statements of Expenses -Nine months ended September 30, 2005 and 2004 and the period from inception on April 9, 1993
                  through September 30, 2005...............................................     2

                  Statements of Cash Flows - Three and Nine months ended September 30, 2005 and 2004 and the period from inception on April 9, 1993 through
                  September 30, 2005.......................................................     3

                  Notes to Financial Statements ...........................................     5

Item 2.      Management's Discussion and Analysis or Plan of Operations....................     6

Item 3.      Controls and Procedures.......................................................     7


                                       PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.............................................................     8

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...................     8

Item 3.      Defaults Upon Senior Securities...............................................     8

Item 4.      Submission of Matters to a Vote of Securities Holders.........................     8

Item 5.      Other Information.............................................................     8

Item 6.      Exhibits and Reports on Form 8-K..............................................     8

             Signatures....................................................................     9

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS

                          MIDNIGHT HOLDINGS GROUP, INC.
                       f/k/a REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                                      September 30, 2005        December 31, 2004
         ASSETS                                                                       ------------------        -----------------
Cash                                                                                     $       111              $       219
                                                                                         ===========              ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

         LIABILITIES

Accounts payable                                                                         $   263,227              $   220,915
Accrued expenses                                                                             847,827                  329,580
Due to related party                                                                          15,000                   15,000
Convertible notes payable, net of unamortized discount of
         $152,082 and $281,525, respectively                                                 347,918                  218,475
Derivative liabilities                                                                       292,712                  228,350
Accrued debt non-compliance costs                                                          1,250,000                  214,285
                                                                                         -----------              -----------
         Total Liabilities                                                                 3,016,684              $ 1,226,605
                                                                                         -----------              -----------

Commitments and contingency                                                                       --                       --


         STOCKHOLDERS' DEFICIT

Convertible preferred stock, $.001 par, 10,000,000
         shares authorized, none issued and outstanding                                           --                       --
Common stock, $.00005 par, 100,000,000,000 shares
         authorized, 85,627,061 shares outstanding                                             4,281                    4,281
Additional paid in capital                                                                 6,211,784                6,211,784
Deficit accumulated during the development stage                                          (9,232,638)              (7,442,451)
                                                                                         -----------              -----------
         Total Stockholders' Deficit                                                      (3,016,573)              (1,226,386)
                                                                                         -----------              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $       111              $       219
                                                                                         ===========              ===========

                          MIDNIGHT HOLDINGS GROUP, INC.
                       f/k/a REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
          Three and Nine Months Ended September 30, 2005, and 2004, and
      the Period from April 9, 1993 (Inception) Through September 30, 2005
                                   (unaudited)


                                                                                                                        Inception
                                                    Three Months                           Nine Months                   Through
                                                               (Restated)                           (Restated)         September 30,
                                               2005               2004               2005              2004                2005
                                           ------------       ------------       ------------       ------------       ------------
General & administrative
         paid in cash                      $    172,385       $    260,622       $    560,667       $    504,857       $  2,863,906
         paid in stock                               --                 --                 --            478,468          4,225,233
         warrants                                    --                 --                 --                 --              3,698
Impairment expense                                   --                 --                 --                 --            161,923
Research & development                               --                 --                 --                 --            150,965
Interest expense                                 46,890             33,967            129,443            100,640            468,060
Depreciation                                         --                 --                 --                 --             53,959
(Gain)/loss on derivatives                     (871,067)           (23,924)            64,362             10,400             54,894
Debt non-compliance
  Costs                                              --                 --          1,035,715                 --          1,250,000

                                           ------------       ------------       ------------       ------------       ------------
Net income/(loss)                          $    651,792       $   (270,665)      $ (1,790,187)      $ (1,094,365)      $ (9,232,638)
                                           ============       ============       ============       ============       ============

Basic and diluted net
  income/(loss)
  per common share                               $  .01             $ (.00)            $ (.02)            $ (.01)

Weighted average common
  shares outstanding                         85,627,061         81,446,629         85,627,061         79,274,209

                          MIDNIGHT HOLDINGS GROUP, INC.
                       f/k/a REDOX TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               Nine Months Ended September 30, 2005, and 2004, and
      the Period from April 9, 1993 (Inception) Through September 30, 2005
                                   (unaudited)


                                                                                                                        Inception
                                                                                                                         Through
                                                                                                  (Restated)           September 30,
                                                                               2005                  2004                  2005
                                                                            -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $(1,790,187)          $(1,094,365)          $(9,232,638)
Adjustments to reconcile net loss to
    cash used in operating activities:
Stock issued for lawsuit                                                             --                    --               127,500
Stock issued for patent                                                              --                    --                 1,500
Stock issued for services                                                            --               478,468             3,896,568
Warrant expense                                                                      --                    --                 3,698
Depreciation                                                                         --                    --                53,959
Impairment expense                                                                   --                    --               161,923
Amortization of discount                                                        129,443                39,711               205,736
Loss on derivatives                                                              64,362                10,400                54,894
Change in:
    Accounts payable                                                             42,312                19,861               263,227
    Accrued expenses                                                            518,247                84,748               957,331
    Debt non-compliance costs                                                 1,035,715                    --             1,250,000
    Accrued interest on note payable to founder                                      --                60,930               196,570
                                                                            -----------           -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                                              (108)             (400,247)           (2,059,732)
                                                                            -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                                             --                    --               (65,882)
                                                                            -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                                --                    --               120,350
Contributions to capital
    by founder                                                                       --                20,500                20,500
Proceeds from note payable
    to related party                                                                 --                    --             1,589,875
Advances by related party                                                            --                    --                15,000
Net proceeds from note payable                                                       --               380,000               380,000
                                                                            -----------           -----------           -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                                         --               400,500             2,125,725
                                                                            -----------           -----------           -----------
NET CHANGE IN CASH                                                                 (108)                  253                   111
CASH AT BEGINNING OF PERIOD                                                         219                    --                    --
                                                                            -----------           -----------           -----------
CASH AT END OF PERIOD                                                       $       111           $       253           $       111
                                                                            ===========           ===========           ===========

NON-CASH ACTIVITIES:
Paid in capital converted
    into note to founder                                                    $        --           $        --           $ 1,591,831
Note to founder exchanged
    for common stock                                                                 --                    --             1,146,467
Stock for accrued expense                                                            --                43,749                43,749
Debt forgiven by founder                                                             --               705,733               705,733
Discount on debt                                                                     --               380,000               380,000
Stock issued for licenses                                                            --               150,000               150,000

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


Note 2 - DERIVATIVE LIABILITIES

                                     Derivative      Changes in     Derivative
                                     Liabilities     Derivative     Liabilities
                                      12/31/04       Liabilities      9/30/05
                                     -----------     -----------    -----------
Net proceeds of the Notes            $   500,000     $        --    $   500,000
Less: Unamortized discount              (281,525)        129,443       (152,082)
                                     -----------     -----------    -----------
Carring value of notes                   218,475         129,443        347,918
Derivative liabilities                   228,350          64,362        292,712
Accrued debt
  non-compliance costs                   214,285       1,035,715      1,250,000
                                     -----------     -----------    -----------
Book Value                           $   661,110     $ 1,229,520    $ 1,890,630
                                     ===========     ===========    ===========

NOTE 3 - LICENSE AGREEMENTS

During the nine months ended September 30, 2005, Midnight continued to accrue minimum royalty fees under the Screen Media and Haynes Enterprises license agreements. $375,000 of the $500,000 owed for 2005 was accrued at September 30, 2005.

NOTE 4 - RESTATEMENT

There were misstatements in the originally prepared September 30, 2004 financials due to improper accounting related to derivative liabilities and beneficial conversion feature accounting. The convertible notes and warrants issued in the second quarter of 2004 were originally accounted for under the beneficial conversion feature rules. It was discovered in 2006 that the notes and the warrants qualified for derivative accounting. The adjustments below reflect the correction of the original accounting.

For the three months ended September 30, 2004:

                                    Previously       Increase
                                      Stated        (Decrease)       Restated
                                   ------------    ------------    ------------
Statement of Expenses:
General & administrative
         paid in cash              $    135,622    $    125,000    $    260,622
Interest expense                         62,500         (28,533)         33,967
Gain on derivatives                          --         (23,924)        (23,924)
                                   ------------    ------------    ------------
Net loss                           $   (198,122)   $    (72,543)   $   (270,665)
                                   ============    ============    ============
Basic and diluted net loss
  per common share                 $       (.00)   $       (.00)   $       (.00)

Weighted average common
  shares outstanding                 81,446,629              --      81,446,629

For the nine months ended September 30, 2004:

                                    Previously       Increase
                                      Stated        (Decrease)       Restated
                                   ------------    ------------    ------------
Statement of Expenses:
General & administrative
         paid in cash              $    379,857    $    125,000    $    504,857
         paid in stock                  478,468              --         478,468
Interest expense                        185,929         (85,289)        100,640
Loss on derivatives                          --          10,400          10,400
                                   ------------    ------------    ------------
Net loss                           $ (1,044,254)   $    (50,111)   $ (1,094,365)
                                   ============    ============    ============
Basic and diluted net loss
  per common share                 $       (.01)   $       (.00)   $       (.01)

Weighted average common
  shares outstanding                 79,274,209              --      79,274,209


NOTE 5 - SUBSEQUENT EVENTS

On December 30, 2005 Redox signed a Share Exchange and Reorganization Agreement with Midnight Auto Holdings,Inc., whereby Midnight shareholders exchanged all of the outstanding and issued capital stock of Midnight for 374,144,130 shares of Redox common stock representing 80% of the outstanding common stock of Redox after giving effect to the transaction. The transaction was accounted for as a reverse acquisition. Redox changed its name to Midnight Holdings Group, Inc. as a result of the merger.

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

ANY REFERENCE TO "REDOX", THE "COMPANY"," WE", "US", "OUR" OR THE "REGISTRANT" REDOX TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES AS OF SEPTEMBER 30, 2005. THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

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

The Company did not have any operating income for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, the Company recognized a net loss of $1,790,187 and for the period from inception through September 30, 2005, the Company recognized a net loss of $9,232,638.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage. At September 30, 2005 the Company had no capital resources and will rely upon the issuance of debt or equity to fund administrative expenses pending acquisition of an operating company.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the nine months ended September 30, 2005, the Company has engaged in no significant operations other than administrative activities. No revenue was received by the Company during this period.

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

  ITEM 3.          CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to enable us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period and in that some of the accounting entries relating to debt and equity instruments required adjustment upon review by our external accountants. We intend to take measures to remedy this situation by increasing the accounting staff, engaging independent auditors to provide us with accounting advice and implementing internal procedures including the distribution of documents. These deficiencies have been reported to our Board of Directors and we intend to improve and strengthen our controls and procedures.

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