Form 10KSB
period 2005-12-31
MIDNIGHT HOLDINGS GROUP INC
filed 2006-11-17
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED - DECEMBER 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 33-22142

        MIDNIGHT HOLDINGS GROUP, INC. F/K/A REDOX TECHNOLOGY CORPORATION
                 (Name of small business issuer in its charter)

           Delaware                                   55-0681106
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

22600 Hall Road, Suite 205, Clinton Twp. MI                  48036
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number:                     (586) 468-8741

Securities registered pursuant to
Section 12(b) of the Act:                      Common Stock - $.00005 par value

Name of Exchange on which registered:          The Common Stock is listed on the
                                               Over-the-Counter Bulletin Board.

Securities registered pursuant to
Section 12(g) of the Act:                      None.

Name of exchange on which registered:

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

State the issuer's revenues for its most recent fiscal year. $1,940,269 (2005)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within past 60 days.

Registrant had 472,500,001 issued and outstanding shares of common stock, par value $.00005 per share, as of November 1, 2006.

If annual report to security holders, proxy or information statement, or prospectus is incorporated by reference, describe and identify part of 10-KSB into which it is incorporated.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                           FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB AND ANY DOCUMENTS INCORPORATED HEREIN CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS ANNUAL REPORT, STATEMENTS THAT ARE NOT STATEMENTS OF CURRENT OR HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "PLAN", "INTEND", "MAY," "WILL," "EXPECT," "BELIEVE", "COULD," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR SIMILAR EXPRESSIONS OR OTHER VARIATIONS OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ANY REFERENCE TO THE "COMPANY, "MIDNIGHT," THE "REGISTRANT", THE "SMALL BUSINESS ISSUER", "WE", "OUR" OR "US" MEANS MIDNIGHT HOLDINGS GROUP, INC.

                                TABLE OF CONTENTS

                                Form 10-KSB Index

Item 1. Description of Business................................................2
Item  1A. Risk Factors........................................................15
Item 2. Description of Property...............................................22
Item 3. Legal Proceedings.....................................................25
Item 4. Submission of Matters to a Vote of Security Holders...................26
Item 5. Market For Registrant's Common Equity And Related Stockholder
Matters.......................................................................26
Item 6. Management's Discussion and Analysis of Financial Condition...........27
Item 7. Financial Statements..................................................37
Item 8. Changes In And Disagreements With Accountants On Accounting And
Financial Disclosure..........................................................37
Item 8A. Controls And Procedures..............................................37
Item 8B. Other Information....................................................37
Item 9. Directors, Executive Officers, Promoters And Control Persons;
Compliance With Section 1(A) Of The Exchange Act..............................37
Item 10. Executive Compensation...............................................40
Item 11. Security Ownership Of Certain Beneficial Owners And
Management And Related Stockholder Matters....................................41
Item 12. Certain Relationships And Related Transactions.......................43
Item 13. Exhibits And Index Of Exhibits.......................................43
Item 14. Principal Accountant Fees And Services...............................50

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

            The Registrant was incorporated as DCUSA, Inc. under the laws of Delaware on April 28, 1988, organized as a "blind pool". Initially, the Registrant was a wholly-owned subsidiary of Family Health Systems, Inc. Pursuant to a Registration Statement which was declared effective on August 2, 1988, the Registrant's shares of Common Stock were distributed as a dividend to approximately 900 Family Health Systems, Inc. stockholders, effectively spinning us-off as an independent entity. In early 1993, the Registrant entered into a relationship with Richard Szymanski who, on April 9, 1993, assigned his recently filed Patent Application for an "Emergency Reserve Battery" to the Registrant in exchange for 15,000,000 shares of the Registrant's Common Stock. On June 1, 1993 the Registrant's name was changed to "Redox Technology Corporation."

            From 1993 until approximately 1996, the Registrant was engaged in developing the "Emergency Reserve Battery." The product was never produced and sold. However, the Registrant's principal stockholder became aware of the work being done by Professor Licht at Clark University in Worcester, Massachusetts. At that time, the Registrant's battery was based on an alloy of aluminum, magnesium and zinc as the anode with a carbon-based cathode. Professor Licht was working with aluminum as the anode and sulfur and poly-sulfide as the cathode. The Registrant's principal stockholder began working with Clark University and in September, 1998, after about three years of investigation and negotiations, the Registrant obtained a Patent License Agreement from Clark University. Due to cash flow limitations, we were delinquent in making payments, and the license was revoked during the reporting period.

            Subsequently, the Registrant decided to diversify into software technology licensing. During the year 2000, the Registrant acquired the world wide exclusive licensing rights for two new computer software technologies: (i) Divine Logic 2000 (also referred to as nCRYPTfx); and (ii) ONSLR e2000. Various stages of independent testing were conducted on the software, however, due to financial considerations, final independent testing and reports were not pursued. As a result, although the Registrant had various software licenses, the Registrant had not marketed or generated revenue from them and the Registrant does not have any plans to do so in the future.

         On April 16, 2004, the Registrant entered into exclusive licensing agreements for technologies developed by Haynes Enterprises and Screen Media Technology AS, two companies owned by the Registrant's former chief executive officer. As of December 31, 2004, the Company determined that the licenses were impaired due to the fact that the licenses would never be used. As of December 30, 2005, Redox was released from both licensing agreements and all liabilities were eliminated.

         Effective as of December 30, 2005 (the "Closing"), the Registrant entered into a Share Exchange and Reorganization Agreement (the "Exchange Agreement") with Midnight Auto Holdings, Inc., a Michigan corporation ("Midnight Auto"), and the beneficial holders thereof (the "Midnight Shareholders"), which set forth the terms and conditions of the business combination of the Company and Midnight Auto (the "Transaction") in which all Midnight Shareholders exchanged all of the outstanding and issued capital stock of Midnight Auto for an aggregate of 374,144,130 shares of common stock, par value $0.00005 per share (the "Common Stock"), of the Registrant, representing 80% of the outstanding Common Stock of the Registrant after giving effect to the Transaction. At the closing of the Transaction, the Registrant had sufficient authorized but unissued shares of Common Stock to issue in the aggregate 256,444,130 shares of Common Stock to the Midnight Shareholders. The Registrant covenanted to increase its authorized but unissued shares of Common Stock promptly after the Closing in order that the Midnight Shareholders will be issued in the aggregate 117,700,000 additional shares of Common Stock so that the Midnight Shareholders will beneficially own an aggregate of 80% of the issued and outstanding Common Stock after the Closing. The Midnight Shareholders exchanged their beneficially owned shares of capital stock of Midnight solely for shares of Common Stock at a ratio of 1 for 165,551.

         The Registrant effected the Transaction based upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. As a result of the Transaction, Midnight Auto has become a wholly-owned subsidiary of the Registrant, and stockholders of Midnight Auto have become the controlling stockholders of the Registrant. All options, warrants exercisable for, and securities convertible into, shares of Midnight Auto common stock, upon the Closing of the Transaction, became exercisable for such number of shares of Common Stock as the holder thereof would have received if such options and warrants had been exercised, or such convertible securities converted, immediately prior to such Closing.

            Until the Closing of the Transaction, the business of the Registrant classified the Registrant as a "blank check" or "shell" company whose sole purpose was to locate and consummate a merger or acquisition with a private entity. Since the Closing of the Transaction, the Registrant has been operating through its subsidiary, and consequently, the business of Midnight Auto is now the business of the Registrant.

            The name of the Registrant was changed from Redox Technology Corporation to Midnight Holdings Group, Inc. on February 22, 2006 and the Registrant increased the number of authorized shares of common stock from 350 million to 1 billion.

         Midnight Auto was incorporated under the laws of the State of Michigan on March 10, 2004. Midnight Auto Franchise Corporation ("MAFC"), a subsidiary of Midnight Auto, was incorporated on January 7, 1997 under the laws of the State of Michigan. All Night Auto Stores, Inc. ("ANASi"), also a subsidiary of Midnight Auto, was incorporated on March 5, 2004 under the laws of the State of Michigan.

COMPANY OVERVIEW

         Midnight Holdings Group, Inc. ("MIDNIGHT") operates two subsidiary entities - Midnight Auto Franchise Corp., a Michigan corporation ("MAFC") and All Night Auto Stores, Inc. ("ANASI"). In combination with the two wholly-owned subsidiaries, the Company directly operates 2 service centers which are wholly-owned subsidiaries of ANASi, operates 4 entities through joint venture partnerships and supports 4 franchised operations. Midnight is an automotive retailer, operating in the retail automotive aftermarket selling products and providing concierge services under its flagship "ALL NIGHT AUTO(R)" and "ALL NIGHT LUBE EXPRESS(TM)" brand names.

         ALL NIGHT AUTO(R) Retail Stores and Service Centers utilize the centralized infrastructure provided by MAFC and operate in three segments of the automotive aftermarket:

         o        retail product sales and distribution

         o        general automotive repair and maintenance services

         o        automotive concierges services ("AUTO CONCIERGE SERVICES")

         ALL NIGHT AUTO(R) Retail Stores and Service Centers provide products and services for all makes and all models of vehicles and serve both retail and commercial clients seven days per week. Retail product offerings include:

         o        Automotive Accessories and Gift Sets

         o        Automotive Infotainment, Electronics and Navigation Systems

         o        Specialty equipment for Mini-vans, Light Duty Trucks and SUV's


         Services for retail and fleet passenger and commercial light-duty vehicles include:

         o        bumper to bumper maintenance

         o        retail accessories installation

         o        engine mechanical system repairs

         o        final drive mechanical system repairs

         o        fuel system repairs

         o        emission system repairs

         o        brake system repairs

         o        exhaust system repairs

         o        electrical/electronic system repairs

         o        drivability system repairs

         o        Suspension system repairs

         The Company focuses on providing automotive concierge services to professional clientele. The client demographic consists of national accounts (large fleets), local business (small fleets and employees) as well as professional individuals and baby-boomers with household income of $78,000 or more typically with multiple vehicles, home-owner and above middle management career. The focus of the concierge service is on specific individuals who demand the highest levels of services and accessories for their vehicle. Available concierge services include:

         o        new and pre-owned vehicle purchase arrangements and assistance

         o        insurance company management services and arrangements

         o        new vehicle and aftermarket warranty management services

         o        vehicle maintenance management

         o        rental vehicle management

         o        glass and body damage management

         o vehicle accessories arrangement, purchasing and installation services

         ALL NIGHT AUTO(R) Retail Stores are scheduled to begin deployment late fourth quarter of 2006. Midnight has entered into agreements with certain developers and investors in retail mall locations in North America to develop upwards of 100 retail stores combined with off-site supporting service center locations. The Company will offer retail products and concierge services from these retail locations and provide the automotive services at its off-site service center locations. The Company plans to test both a "mall cluster" concept which will be used to determine the effectiveness of having a single service center operation support multiple retail locations and a "service center cluster" which will be used to determine the effectiveness of having a single mall location supported by multiple smaller service center locations. This so called hub and spoke model is unique to the automotive industry.

         The first hub and spoke model will be at Eastland Mall located in Bloomington Ill. The Eastland Mall location caters to approximately 8 million customers per year. This retail store will be supported by an ALL NIGHT AUTO(R) service center located approximately 0.8 miles away. The areas of expansion for this model include Florida, North Carolina, Virginia, Pennsylvania, Ohio, Illinois and Wisconsin. As a part of the expansions in certain geographic locations, the Company plans to further test the "mall cluster" and "service center cluster" concept and hub and spoke model. The Company expects to open 8 - 10 new retail stores and service centers per year.

The initial objectives of the hub and spoke operating model:

         o Place the All Night Auto(R) brand name in front of 22 million people a day.

         o Create a new approach to automotive service by separating the service bays from the retail operations - Reducing the cost of the service bays from an average of $20/sq. ft. to at or below $10/sq. ft.

         o Place the retail operations in locations in which our target clients already spend time.

         o Increase our marketplace presence and our ability to sell both retail products and services.

         o Increase the profitability and operations of our Service Concierge operations.

OPERATIONS

         Midnight conducts its operations principally through its two wholly-owned subsidiaries, MAFC and ANASi. MAFC is the commercial and retail development division of Midnight. ANASi is the retail store and service center division which owns and manages Corporate ALL NIGHT AUTO(R) branded facilities. Currently there are 9 All Night Auto Service Centers and 2 All Night Lube Express Centers in operation.

         Midnight, its joint venture partners and franchisees operate under the "ALL NIGHT AUTO(R)" and/or "ALL NIGHT LUBE EXPRESS(TM)" brand names using Midnight's ANA PREFERRED BUSINESS MANAGEMENT SYSTEM(TM). This system provideS the operational guidelines, management and technical infrastructure for each ALL NIGHT AUTO(R) Service Center, RetaiL Store and ALL NIGHT LUBE EXPRESS(TM)" nationally. MAFC maintains and operates the ANA PREFERRED BUSINESS MANAGEMENT SYSTEM(TM) through partner networks that it has entered into distribution relationships witH.

FTP AND FRANCHISED OPERATIONS

         Midnight, through MAFC, will expand its All Night Auto(R) brands throughout the United States utilizing the following three-phase process.

         o        Phase  1:  Each  branded   retail  store  and  service  center
                  operation will begin as a corporate managed and operated entity which shall be funded either by the Corporation or by a group of launch investors.

         o Phase 2: Corporate entities will transition to a joint-venture operation called a Franchise Transition Program ("FTP") via the sale of up to 51% of equity in the specific entity.

         o        Phase  3:  The  joint-venture   partner  purchases  Midnight's
                  ownership and becomes a hard franchise operation.

         The Company estimates that the conversion from launch investor to FTP will be within 36-months of initial start of operations. The conversion from FTP to franchise will take place within 36-months of the operations of the joint-venture. Throughout the process and continuing once franchised, the All Night Auto(R) Service Center and/or Retail store will:

         o operate under a common name utilizing common trademarks, service marks, trade dress, logos, and general appearance;

         o utilize the unique systems of management, marketing, distribution, and service systems provided by Midnight, including its ANA Preferred Business Management System(TM), as well as utilize Midnight's centralized financial, billing, transactional, and operational systems, including:

                  o        centralized   billing  and  financial   controls  and
                           processing, including bank accounts as well as credit and cash processing;

                  o        long-term facility and equipment leasing;

                  o        facility wide-employee leasing services;

                  o        national, regional and local marketing services;

                  o        client care services programs;

                  o retail product inventories and automotive replacement part distribution;

         o acquire all items for resale from and through Midnight and its affiliates; and

         o participate in corporate promotions, such as sales, specially priced transactions, and other events.

         MAFC provides the mechanisms and channel for distribution of the products and services sold to ALL NIGHT AUTO(R) Service Centers and Retail Stores through its ANA PREFERRED BUSINESS MANAGEMENT SYSTEM(TM). All Night Auto(R) Service Centers and Retail Stores will then resell these products and services to commercial and retail clients.

JOINT-VENTURE PARTNERS

         MAFC distributes the ALL NIGHT AUTO(R) SERVICE CENTER, ALL NIGHT AUTO(R) RETAIL STORES and ALL NIGHT LUBE EXPRESS(TM) brands to qualified individuals and organizations that meet and exceed the requirements of its FTP modeL. Under the terms of the joint-venture agreement, MAFC currently manages and controls the day-to-day operations of the branded joint-operations. MAFC implements and operates the entire ALL NIGHT AUTO(R) Preferred BusinesS Management System, including centralized financial management system, infrastructure, operating system and software, operations manual and vendor systems ensuring compliance with the goals and objectives of Midnight. MAFC provides all of the services necessary to open and operate the ALL NIGHT AUTO(R) Service Center.

         Midnight   believes  that   utilizing  this  model  has  the  following
advantages:

         o Franchisees in all industries have a high failure rate due in part to both lack of business experience and industry knowledge. However, in our model, our partners don't become "franchisees" until they are ready to operate the business fully and correctly. The partner will become properly acclimated to both the business and the industry before having total control of his/her business. This substantially limits the risks to Midnight as well as the partner.

         o Lower financial risk for both parties as the initial costs are split.

         o Partner can be an individual, group of individuals or a corporate entity.

LAUNCH INVESTORS - ANASI CORPORATE RETAIL CENTERS AND SUPPORTING SERVICE CENTERS

         Based upon Midnight's experience to date, research on retail operations, typical joint-venture costs and associated services when opening and operating an ALL NIGHT AUTO(R) Service Center and Retail Store, the cost associated with opening and operating a retail store and supporting service center are as follows for a 1,000 Sq. Ft. Retail Center and 4,000 Sq. Ft. supporting Service Center:

-----------------------------------------------------   -------------------   --------------------------------------------
                      OPERATION                           LAUNCH INVESTOR                    USE OF PROCEEDS
-----------------------------------------------------   -------------------   --------------------------------------------
Initial market analysis including: customer and              $ 26,500         Includes: Area and data research, related
vehicle demographic Studies                                                   travel and associated costs.
-----------------------------------------------------   -------------------   --------------------------------------------
Initial area marketing and advertising                        $25,000         Includes: Site specific content development,
                                                                              printing and distribution.
-----------------------------------------------------   -------------------   --------------------------------------------
Initial retail and service center personnel hiring            $10,000         Includes: Outsourced human resources,
and training                                                                  recruiting and hiring services.
-----------------------------------------------------   -------------------   --------------------------------------------
Estimated initial retail and service center facility          $16,500         Includes: Initial retail and service center
lease fees (varies by location/area of the country)                           lease payments based upon 4-bay industrial
                                                                              location and retail mall location.
-----------------------------------------------------   -------------------   --------------------------------------------
Estimated signage and related permits (varies by              $25,000         Includes:  Managing the permits, production,
location/area of the country)                                                 implementation and installation.
-----------------------------------------------------   -------------------   --------------------------------------------
Estimated grand opening events                                $45,000         Includes: Managing the permits, production,
                                                                              implementation and marketing (including
                                                                              radio, newspapers, personalities etc.).
-----------------------------------------------------   -------------------   --------------------------------------------
Estimated retail facility configuration and initial          $150,000         Includes: Furniture and fixtures, equipment,
set-up                                                                        design and build-out.
-----------------------------------------------------   -------------------   --------------------------------------------

-----------------------------------------------------   -------------------   --------------------------------------------
                      OPERATION                           LAUNCH INVESTOR                    USE OF PROCEEDS
-----------------------------------------------------   -------------------   --------------------------------------------
Estimated initial retail inventory                            $86,500         Includes: General automotive products and
                                                                              accessories as well as electronic products
                                                                              for sale.
-----------------------------------------------------   -------------------   --------------------------------------------
Estimated supporting service center configuration            $265,500         Includes; Furniture and fixtures, 4-bay
and set-up                                                                    shop, office equipment, initial staffing and
                                                                              training.
-----------------------------------------------------   -------------------   --------------------------------------------
Estimated other/miscellaneous                                $ 25,000         Includes: Legal and professional fees,
                                                                              office support products, credit card/banking
                                                                              set up, etc.
-----------------------------------------------------   -------------------   --------------------------------------------
Estimated initial working capital needs                      $ 100,000        To be used once the service center is open
                                                                              to cover initial opening operating costs.
-----------------------------------------------------   -------------------   --------------------------------------------
                         ESTIMATED TOTAL LAUNCH COSTS       $775,000.00                    100% IMPLEMENTATION
-----------------------------------------------------   -------------------   --------------------------------------------

         ALL NIGHT AUTO(R) Service Centers and Retail Stores begin as corporate operations under its wholly owned subsidiary entity under the ANASi moniker. All corporate owned and operated ALL NIGHT AUTO(R) Service and Retail Centers participate in the same programs and infrastructure as the joint-venture and franchise operations.

         The Company will fund its retail and service center growth through "Launch Investors." Launch Investors are high net worth individuals and/or organizations that invest in corporate owned operations in exchange for principal and interest payments. As shown in the table above, the anticipated investment per combination service center and retail store is $775,000.00.

          The Launch Investor is expected to receive between 15% and 18% annual return and principal repayment over the term of the investment period. The minimum investment period is 12 months from the date of the opening of the combined retail store and service center to the public and the maximum is expected to be 36 months after opening. Midnight estimates that in most areas of the United States, the period of time from launch investment to grand opening will be less than 6-months.

         Once operational, the retail center and service center will be sold to MAFC and a joint-venture partner creating the FTP. Any remaining principle and interest due to the Launch Investor through the date of sale shall be paid in full out of the closing revenues. The Launch Investor will have the option to reinvest the principal into another new location or to exit the investment process.

         The Company believes that the launch investor program is very attractive to professionals that have the money to invest but do not necessarily desire to operate the business. Professionals that would be attracted to such an investment include: investment broker/dealers, attorneys, medical professionals as well as business professionals in other industries.

MIDNIGHT AUTO FRANCHISE CORP

         ALL NIGHT AUTO(R) Service Centers and Retail Stores purchase product and services from MAFC for resale to retail and commercial clients. MAFC, through its ANA PREFERRED BUSINESS NETWORK, develops all marketing content for all service center locations. This includes in-facility point of sale materials as well as external local, regional and national materials such as posters, signage, brochures, business cards, flip-chart presentations, radio, newspaper and the like. Each franchised and joint-venture owned ALL NIGHT AUTO(R) operation is directly charged for all products sold and services rendered by MAFC.

PRIMARY VENDORS AND SUPPLIERS

         MAFC   has    established    contractual    relationships    with   the
vendors/suppliers that support the ANA Preferred Business Management System(TM).

MARKETING

         The Company,  working through its primary marketing  vendor,  uses four
(4) specific marketing techniques, each of which is targeted to selected audiences to control brand image and generate business in the market place:

         o Radio ads coupled with billboard advertisements and targeted direct mail make up the primary mass media sources recently used. The company has done some television spots in the past and expects to launch new television ads by the end of 2006;

         o Cross-ruff marketing promotions(1) with non-automotive brands whereby we intend to use non-competitive products as a vehicle to promote our products to clientele of such non-automotive brands;

         o        Stand-alone direct mail marketing; and

         o Electronic client relations management software (email & website).

STRATEGIC ADVANTAGES

         The strategic advantages of the Company's operational plans include the following:

         o MALL EXPANSION MODEL. The separation of the retail portion of our service center from the service bays will position the Company uniquely in the marketplace and allow the Company to offer both retail products and automotive services in an extremely cost effective manner. Additional benefits include: significantly reduced need for wide area marketing and greater access to locations where our target clients want to spend their time.

         o        LARGE  POPULATION OF INDEPENDENT  REPAIR GARAGES TO ACQUIRE OR
                  CONVERT.   Throughout   the  United   States  there  are  many
                  independently  owned and operated

---------------
(1) "Cross-ruff marketing promotion" is a specific consumer sales promotion technique in which a noncompetitive product is used as the vehicle to distribute a coupon, sample, or other sales promotion offer for another product.

                  repair garages that operate in Midnight's target markets. Very few of these facilities are capable of offering the level of products and services that ALL NIGHT AUTO(R) currently provides. Additionally, most small business owners do not have any exit strategy or ability to obtain liquidity from their business. Management believes that it can acquire many of these entities at relatively reasonable prices and/or with equity and convert them to ALL NIGHT AUTO(R) operations at a cost that is significantly below the costs required to build new facilities.

         o ECONOMIES OF SCALE. Independent owner/operators of auto repair facilities require significant infrastructure to compete in today's high-tech marketplace. This includes equipment, training and information systems as well as employee management and customer retention programs. We believe that the ALL NIGHT AUTO(R) Service Centers are provided with the necessary equipment and services through our preferred provider networks. As a result, Midnight's national buying power and partner networks, allows each ALL NIGHT AUTO(R) to operate on a local level with the support of nationwide assistance. As an example, advertising/marketing, retail and parts inventories as well as customer relations management are all nationally developed and supported and can be locally administered allowing each service center and retail store the ability to be unique in its client relations.

         o LARGE POPULATION OF PROFESSIONALS AND THEIR VEHICLES IN NEED OF SERVICE. Today's career marketplace environment places huge demands on the up-ward mobile individuals that make up the vast majority of ALL NIGHT AUTO(R) clients. Doctors, lawyers, nurses, secretaries, management personnel, and others are working at their careers in excess of 50-hours per week. When combined with the family goals, little time is left for the individual and his/her vehicle. ALL NIGHT AUTO(R) targets these individuals with extended hours of operation and complete vehicle needs management. Midnight manages the needs of the clients and their vehicles.

         o        U.S. ENVIRONMENTAL  PROTECTION AGENCY (THE "EPA") REGULATIONS.
                  ALL NIGHT AUTO(R) Service Centers provide valuable fuel, emissions, electronic and drivability services to the motoring public. As published by the EPA: "Vehicle inspection and maintenance programs (I/M) help improve air quality by identifying high-emitting vehicles in need of repair (through visual inspection, emissions testing, and/or the downloading of fault codes from a vehicle's onboard computer) and causing them to be fixed as a prerequisite to vehicle registration within a given non-attainment area. The 1990 Amendments to the Clean Air Act made I/M mandatory for many areas across the country, based upon various criteria, such as air quality classification, population, and/or geographic location."

         o COMPREHENSIVE VEHICLE MANAGEMENT PROCESS, AUTOMOTIVE INFORMATION AND PARTNER NETWORK. Midnight provides All Night Auto(R) Service Centers with the ability to manage; maintain and repair any vehicle system on any vehicle on the road. This requires extensive automotive information, management along with personnel training as well as access to quality parts and accessories. To support this, Midnight and its partners created the "ANA Vehicle Diagnostic System(TM)" ("ANAVDS") as part of its Preferred Business Management System. This ALL NIGHT AUTO(R) Service Center mandatory infrastructure has been developed through agreements and partnerships with Delphi Corporation; ALLDATA, LLC; Parts Plus, Inc and others. Through the ANAVDS, ALL NIGHT AUTO(R) Service Center team members have access to and utilize both aftermarket and OEM published information.

         o SERVICE OFFERINGS FOR MARKETING AND RETAIL PARTNERS. The focus of ALL NIGHT AUTO(R) Service Centers and Retail Stores is on professional females and baby-boomers. We believe this provides a great opportunity to provide cross-functional and co-branded marketing programs focused to our target audiences. Companies that are prospects for future cross-ruff programs include: Bed, Bath and Beyond; Outback Steak House; Williams-Sonoma; Hertz; State Farm Insurance; American Automobile Association; Aveda Spa; and Joann Fabrics. The goal of these programs is to have ALL NIGHT AUTO(R) represented in the cross-ruff partner's retail outlets and to have certain of the partner's products and services represented within an All Night Auto(R). Midnight expects to begin test marketing these programs in late 2006.

         o STRENGTH IN PRODUCT AND SERVICES DISTRIBUTION. ALL NIGHT AUTO(R) retail outlets will provide for both automotive and non-automotive merchandise. These products include: Mobile Satellite Radio Systems, Vehicle Navigation Systems (which utilizes global positioning system technology), infotainment systems, vehicle communications systems and storage products.

         o LIFETIME CLIENTS. The Company believes that its ability to service the needs of its clients throughout the lifecycle of every vehicle they will ever own is highly distinctive in the industry. According to a study by AAIA, "68% of consumers do not return to the same place for vehicle service because of indifference by the service provider." The Company does not "hard sell" its clients. Instead, the Company aims to educate its current customers, which is an approach that the Company believes will attract future clients. ALL NIGHT AUTO(R) expects to see each client three to four times per year.

EXPANSION STRATEGY

         Midnight's business objectives include the following:

         o to continue to establish ALL NIGHT AUTO(R) Service Centers and Retail Stores as the first national brand provider of Automotive Concierge Services in the automotive industry and to lead the industry from that position

         o to continue to aggressively expand its operations throughout the United States

         o to increase system wide sales revenues through the sale of quality products and services to consumers and businesses.

         Beginning in 2007, Midnight plans to expand its operations to include Corporate and Joint-venture operated Retail Stores and Service Centers. To accomplish our expansion goals, a number of strategies will be employed that include a combination of organic growth, acquisition and partnering.

            Midnight is focusing its growth to the areas in the United States that meet the target demographics of the Service Concierge approach. Such demographics include: Delaware, Maryland, Virginia, North Carolina, South Carolina, Florida, New Jersey, California (Los Angeles/Orange County/San Diego), Arizona, Texas, Illinois, Ohio and Wisconsin. These regions offer the Company substantial growth opportunities within our target demographic model. Midnight will be focusing much of its initial efforts in and around these regions to foster growth opportunities.

            In addition to expanding the service reach of ALL NIGHT AUTO(R) and ALL NIGHT LUBE EXPRESS(TM), Midnight plans to expand its brand offerings in the market place through regional brand acquisition. The All Night Auto(R) brand, as positioned in the national marketplace, will be a "luxury" brand catering to its selected audience. As part of the Company's growth strategy, we plan to acquire small to medium sized (5 - 50 regional locations) existing service entities that may already have strong marketplace presence and revenues. Some of these service entities will become All Night Auto(R) Service Centers and some will remain and operate as a regional brand. We believe regional branding in the marketplace provides several market advantages:

         o the ability to leverage an existing brand name that is solid in the market place

         o the ability to service a wider variety of fleet and retail consumers

         o        the ability to service more vehicles within a region

         o the ability to test market products and service offerings outside of our core brand

         o        increased regional buying power

         o        increased regional marketing presence

         o        increased regional product distribution

All regional brand operations will be supported by Midnight Auto Franchise Corp and operate utilizing the Preferred Business Management System(TM) infrastructure. The commonality of the infrastructure will also allow the Company to leverage common training platforms as well as personnel.

         Midnight plans to acquire its first regional brand and integrate that brand into the infrastructure in early 2007.

  COMPETITION

            The All Night Auto(R) Service Center and Retail Store brand and the All Night Lube Express(TM) brand compete for retail and fleet clients in the market place with original equipment manufacturers brands such as Toyota, GM, and Ford as well as other infotainment/automotive electronics "big-box" retailers such as Best Buy and Circuit City. Midnight also competes for franchisees and joint-venture partners with organizations such as Pep Boys, Midas, Meineke, and Precision Tune. Midnight believes that startup costs, royalty rates, franchisee support and the financial performance of existing centers are competitive factors. With respect to the sale of retail products, automotive replacement parts, supplies and equipment to our FTP partners, competition is based principally upon product availability, ability to provide prompt delivery, the quality of support services and value received for services rendered.

            Management believes that automobile dealerships, including recently emerging national and regional new and used "mega" auto dealers, represent the principal competitors for All Night Auto(R) Retail Stores and Service Centers. Additionally, its service centers also compete with national and regional fast oil change and lube companies, major oil manufacturers, tire manufacturers and local service stations as well as local, regional and national automobile maintenance and repair service providers. Management believes the principal competitive factors in the markets serviced by each of its business units are location, name recognition and reputation, and quality of service.

            Many of these competitors have substantially greater financial, human, and other resources than Midnight currently has, which may provide them with a competitive advantage.

  INDUSTRY

            In 2005, the U.S. motor vehicle aftermarket grew by 5.0% over 2004 and produced approximately $267.6 billion in consumer sales. According to the Automotive Aftermarket Industry Association's 2006 Aftermarket Factbook, the aftermarket segment for "automotive light vehicle" services and products represented approximately $197 billion of the $267.6 billion in sales which is an increase of 4.6%. Since 1998, the automotive aftermarket has continued to have an average sustained growth of 4.2% per year with peaks in 2000 and 2004 of 5.5% and 5.4% respectively. This growth is fueled by the number of licensed drivers, registered vehicles and miles traveled. According the Automotive Aftermarket Industry Association ("AAIA"), each growth sector is continuing to expand and the current forecast for 2006 is that the automotive aftermarket will expand by 4.0% to $278.3 billion.

            The U.S. Department of Labor, the U.S. Department of Transportation, R.L. Polk, a provider of automotive industry information, and AAIA have published the following industry facts:

         o the automotive aftermarket employed 810,500 individuals in 1997 and 891,300 individuals in 2004, representing a growth of 9.07%;

         o automotive light vehicle registrations grew from approximately 193 million in 1997 to approximately 225 million in 2004, representing growth of approximately 14.2%;

         o in 2003, 86.8% of the U.S. population 16 years of age and older (approximately 196 million people) held a valid drivers license and the ratio of registered vehicles owned per licensed driver was 1;11;

         o in 2004, the ratio of vehicles owned per licensed driver grew to 1:14;

         o in 2004, the average age of a passenger car was 9.8 years, an increase of 0.3% over 2003;

         o in 2004, the average age of a light duty truck/SUV was 8.6 years, an increase of 0.2% over 2003;

         o in 2003, there were 255,886 wholesale suppliers, service stations and repairs shops in the U.S., of which 76,707 were general automotive repair centers, the classification applicable to the Company Service Centers; 4,731 were exhaust shops, 6,833 were transmission specialists, 37,229 were automotive body and paint; 7,429 were oil change and lubrication shops; and 107,628 gasoline retailing establishments/convenience stores. The remaining 15,311 were parts wholesalers (13,742) and tire wholesalers (1,569).

         o in 1997, there were 23,570 new vehicle dealerships. In 2004, there were 21,640 new vehicle dealerships in the U.S. due to consolidation in the marketplace.

         o in 2004, 88.5% of consumers requiring service took their vehicles to a professional for service and maintenance and 69.4% of those consumers had their vehicle serviced in the automotive aftermarket as opposed to a new car dealer and 30.6% had their vehicle serviced by the dealer.

         Midnight believes that the number of service centers available to service automotive population is significantly below what is necessary to meet the public's needs.

RETAIL CLIENTELE

         Midnight's presence in the marketplace is focused on being a luxury brand. As such, the Company targets its ALL NIGHT AUTO(R) Retail Stores as well as its service and product offerings towards households that have salaried professionals with a post-secondary education having a minimum average household income of $78,000. Based upon data collected to date, ALL NIGHT AUTO(R) Service Center clients spend an average of $250 to $450 per visit and the Service Centers provide services to 8 - 12 client vehicles per day.

         Our clients desire high-levels of professionalism and services as well as having someone else manage the needs of their vehicle(s). Our clients expect All Night Auto(R) to manage the care of their vehicles including the scheduling and performance of maintenance services, dealer and body services, pick-up and delivery services from the home or work place as well as ensuring that their vehicle is outfitted and equipped properly and performs on demand. We believe that the ALL NIGHT AUTO(R) Client:

         o Does not have time nor the desire to deal with their vehicle, but their vehicle is a major part of their lives. Our Clients see their vehicle as an asset, an extension of their personality, a tool and a status symbol that is necessary to get them through each day.

         o Wants someone from All Night Auto to manage all of the needs of their vehicle. Someone else to make sure that their vehicle is ready each and every time they need it to be.

         o Expects All Night Auto to take care of 100% of the issues with their vehicle, to manage the care of their vehicle, to appreciate and maintain their $35,000 to $90,000 personal asset, and to pay for the services provided.

         o Wants All Night Auto to pick-up the vehicle from home or workplace, to either service the vehicle or have it serviced, and to deliver the vehicle to the home or workplace.

RESEARCH AND DEVELOPMENT

        Midnight works with a number of regional and national vendors and suppliers to incorporate specific technologies, products and service offerings through the ANA PREFERRED BUSINESS MANAGEMENT SYSTEM(TM). Our operating systems and technologies allow secure information processing as well as service and product management capabilities at both the MAFC and All Night Auto Service Center and Retail Store levels. Midnight makes all infrastructure systems available to its franchised service centers and supplies to its joint-venture and corporate All Night Auto(R) Service Centers computer networking and other equipment, which it has designated its "ANA-LAN". The ANA-LAN equipment combined with related unique software operate as an enterprise resource planning system, creating the essential infrastructure that allows Midnight, through MAFC and ANASI, the ability to centrally manage each All Night Auto(R) and Lube Express branded operation. Midnight's Internet enabled technologies combine off the shelf technology with special software branded for All Night Auto(R) Service Center operations. Midnight's project management team continuously tests the existing system operations for security as well as test new products for possible incorporation into the system.

INTELLECTUAL PROPERTY

         Midnight has applied for, and received from, the United States Patent and Trademark Office service mark registration for the name "ALL NIGHT AUTO".

         The Company also uses the "moon-man" logo and names ALL NIGHT LUBE EXPRESS(TM), ANA PREFERRED BUSINESS MANAGEMENT SYSTEM(TM); "ANA VEHICLE DIAGNOSTIC SYSTEM(TM)", "ANA PREFERRED CUSTOMER NETWORK(TM)"; "ANA PREFERRED PARTS NETWORK(TM)"; "ANA PREFERRED FINANCIAL NETWORK(TM)"; "ANA PREFERRED MARKETING NETWORK(TM)"; "ANA FACILITY MANAGEMENT SYSTEM(TM)"; "ANA PREFERRED
EQUIPMENT NETWORK(TM)"; "ANA LOCAL AREA NETWORK(TM)"; "ANA PREFERRED SUPPLIER NETWORK" as trademarks of Midnight.

         Additionally, the "All Night Auto Business Management" portion of the "ANA PREFERRED BUSINESS MANAGEMENT SYSTEM(TM)" is considered by the Company to be "unique to the Company" and is treated as a trade secret.

EMPLOYEES

         As of November 1, 2006, the Registrant and its subsidiaries employ the following personnel:

                           POSITION                          HEADCOUNT
        Executive                                                3
        Administrative                                           1
        Accounting                                               1
        Sales, Marketing, Training and Field Personnel           8
        Project management                                       2
        Service & retail center managers*                        4
        Service concierges/ assistants*                         16
        Technicians*                                            11
                                 TOTAL                          46

*DOES NOT INCLUDE FTP OR FRANCHISED OPERATIONS

ITEM 1A.  RISK FACTORS

                                  RISK FACTORS

         SET FORTH BELOW ARE A NUMBER OF RISKS ASSOCIATED WITH THE REGISTRANT'S BUSINESS. IN ADDITION TO THE FOLLOWING RISKS, AN INVESTOR SHOULD BE MINDFUL THAT BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN BY MANAGEMENT. ACCORDINGLY, IN REVIEWING THIS CURRENT REPORT ON FORM 10-KSB, THE READER SHOULD KEEP IN MIND OTHER RISKS THAT COULD BE IMPORTANT.

         EACH PROSPECTIVE INVESTOR IS URGED TO CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW, IN ADDITION TO THE RISKS SET FORTH ELSEWHERE IN THIS CURRENT REPORT ON FORM 10-KSB. WHILE THESE ARE THE RISKS AND UNCERTAINTIES THAT THE REGISTRANT BELIEVES ARE MOST IMPORTANT TO CONSIDER, THESE RISKS MAY NOT BE THE ONLY RISKS WHICH THE REGISTRANT, MAY FACE. IF ANY OF THE

FOLLOWING RISKS ACTUALLY OCCUR, THE BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD LIKELY SUFFER. IN THESE CIRCUMSTANCES, THE VALUE OF THE REGISTRANT COULD DECLINE.

THE REGISTRANT MAY NOT CONTINUE AS A GOING CONCERN.

            The Registrant's financial statements were prepared on the assumption that it will continue as a going concern, and the independent accountants have expressed doubt as to that assumption. If sufficient capital is not available, the Registrant would likely be required to reduce or discontinue its operations. The Registrant plans to continue its expansion plans and operations as well as administrative expenses relating to its business and growth operations during 2006. The Registrant intends to use these resources, as well as others in the event that they shall be available on commercially reasonable terms, to fund these activities and other activities described herein, although the Registrant can provide no assurance that these additional funds will be available in the amounts or at the times it may require. As a result, the Registrant will be required to raise additional capital, which may not be available to the Registrant on favorable terms, if at all. If the Registrant is unable to raise additional capital, it will be forced to discontinue some or all of its operations, reduce the development of some or all of its services, stop the expansion of its stores, or reduce its workforce, any of which would materially adversely affect its business, prospects, financial condition and results of operations.

            The Registrant has sustained  losses from  operations in each fiscal year since its inception and losses are expected to continue for the foreseeable future, due to the relative newness in the marketplace of each All Night Auto(R) Service Center, as well as the costs associated with expansion. At December 31, 2005, the Registrant had a working capital deficit of $2,995,747 and stockholders' deficit of $10,478,006. The Registrant expects to spend substantial additional sums on the continued expansion of its stores with no certainty that losses will not increase or that it will ever become profitable as a result of these expenditures.

THE REGISTRANT WILL REQUIRE SUBSTANTIAL ADDITIONAL FINANCING IN ORDER TO MEET ITS BUSINESS OBJECTIVES, WHICH MAY NOT BE AVAILABLE TO IT ON FAVORABLE TERMS OR AT ALL.

         The Registrant will need to raise significant additional capital in the future to fund continued operations. The Registrant expects that it will need substantial additional funding within twelve months, and potentially sooner depending on the risks and uncertainties associated with its business and inherent in its rapidly growing and evolving industry. The Registrant intends to raise additional capital through one or more equity or debt private placement or public offering transactions. In addition, the Registrant may desire to raise additional financing at times when the Registrant believes terms are favorable and it is advantageous to its growth strategy. The Registrant will require additional financing to:

         o Further develop products and services that Registrant plans to offer;

         o        Fund additional marketing expenditures;

         o        Hire additional personnel;

         o        Respond to competitive pressures; and

         o        Fund working capital.

If the Registrant raises additional funds through the issuance of equity or securities which are convertible into equity, it will reduce the percentage ownership of its stockholders. The Registrant can provide no assurance that additional financing will be available on terms favorable to it, or at all. The terms of securities the Registrant issues in the future could also impose restrictions on its operations. If adequate funds are not available or are not available on acceptable terms, its ability to fund its operations, to take advantage of unanticipated opportunities, to develop or enhance its products and services, or to otherwise respond to competitive pressures would be significantly limited.

THE  REGISTRANT'S   LIMITED  OPERATING  HISTORY  DOES  NOT  AFFORD  INVESTORS  A
SUFFICIENT HISTORY ON WHICH TO BASE AN INVESTMENT DECISION.

         The Registrant has a limited operating history. Investors must consider the risks and difficulties the Registrant has encountered. Such risks include the following:

         o competition from companies that have substantially greater assets and financial resources than we have;

         o        need for acceptance of products and services;

         o ability to anticipate and adapt to a competitive market and rapid technological developments;

         o amount and timing of operating costs and capital expenditures relating to expansion of the Registrant's business, operations and infrastructure;

         o        need to rely on multiple levels of outside funding; and

         o        dependence  upon  key  personnel   including  key  independent
                  consultants and advisors.

The Registrant cannot be certain that its strategy will be successful or that it will successfully address these risks. In the event that the Registrant does not successfully address these risks, its business, prospects, financial condition and results of operations could be materially and adversely affected. The Registrant may be required to reduce its staff, discontinue certain of its products or services, and cease to operate.

THE REGISTRANT IS CONTROLLED BY ITS OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS, WHICH COULD DELAY, DEFER OR PREVENT THE REGISTRANT FROM TAKING AN ACTION WHICH ITS STOCKHOLDERS MAY OTHERWISE VIEW FAVORABLY AND WHICH MAY DECREASE THE PRICE OF THE COMMON STOCK.

         As of November 1, 2006, the Registrant's directors, executive officers, advisors and their affiliates beneficially own approximately 37.89% of the outstanding shares of capital stock of the Registrant. As a result, they will effectively control the Registrant and direct its affairs and have significant influence in the election of directors and approval of significant corporate transaction. The interests of these stockholders may conflict with those of other stockholders. This concentration of ownership may also delay, defer, or prevent a change of control of the Registrant and some transactions may be more difficult or impossible without the support of these stockholders. Furthermore, the Registrant's other stockholders will likely have no practical ability to remove the Registrant's management or affect its operations or business.

THE REGISTRANT IS DEPENDENT UPON KEY PERSONNEL, CONSULTANTS AND INDUSTRY STRATEGIC PARTNERS AND IF THE REGISTRANT IS UNABLE TO RETAIN SUCH KEY PERSONNEL, CONSULTANTS AND INDUSTRY PARTNERS IT MAY BE UNABLE TO ACHIEVE ITS GOALS. THE REGISTRANT'S MANAGEMENT TEAM HAS LIMITED EXPERIENCE IN OPERATING A BUSINESS AND THERE IS NO ASSURANCE THAT THEY WILL BE ABLE TO SUCCESSFULLY OPERATE A BUSINESS.

         The Registrant's success is heavily dependent on the continued active participation of its current executive officers, consultants and strategic partners. Moreover, its key management has had limited experience in operating a business. The loss of the services of one or more of these managers, consultants or strategic partners could have a material adverse effect upon our business, financial condition and results of operations. Further, the Registrant's success and achievement of its growth plans depend on its ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. The inability to attract, retain and motivate additional highly skilled employees, technical and managerial personnel and consultants and advisors required for the development and expansion of the Registrant's activities, could have a materially adverse effect on its business, financial condition and results of operations.

         The Registrant has not yet entered into employment agreement with its executive officers and key employees other than Earl Diem, the Registrant's Chief Operating Officer. There can be no assurance that executives or key employees will remain associated with the Registrant or that they will not compete, directly or indirectly, with it.

         None of the Registrant's current management team has had substantial operational experience of running a business such as contemplated by its plans and there is no assurance that they will be able to do so.

THE REGISTRANT WILL NEED TO EXPAND ITS SKILLED PERSONNEL IN THE AUTOMOTIVE REPAIR SECTOR IN A LABOR MARKET THAT IS EXTREMELY TIGHT AS WELL AS RETAIN THOSE PERSONNEL THAT IT HIRES.

            The Registrant will be required to hire and retain skilled automotive technicians in the market where such qualified employees are in high demand and are subject to competing offers. The inability to hire skilled automotive technicians on a timely basis and/or the inability to retain those that the Registrant does hire could have a material adverse effect on its operations, financial condition and prospects.

THE RATES THAT THE REGISTRANT CHARGES FOR ITS SERVICES MAY DECLINE OVER TIME, WHICH WOULD REDUCE ITS REVENUES AND ADVERSELY AFFECT ITS PROFITABILITY.

            As the Registrant's business model gains acceptance and attracts the attention of competitors, the Registrant may experience pressure to decrease the fees for its services, which could adversely affect its revenues and gross margin. If the Registrant is unable to sell its products and services at profitable prices, or if the Registrant fails to offer additional products and services that achieve sufficient profit margins, its revenue growth and its business and financial results will suffer materially.

THE REGISTRANT MAY INCUR SIGNIFICANT COSTS COMPLYING WITH ENVIRONMENTAL LAWS AND REGULATIONS.

         The Registrant uses and generates hazardous materials and wastes in some of its service operations. In addition, some of its current and former properties are or have been used for industrial purposes. Accordingly, the Registrant could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous materials.

         Furthermore, the Registrant is subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of hazardous materials and wastes. Such laws and regulations can impose fines and criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and decrease the likelihood of accidental hazardous substance releases. The Registrant may also incur significant costs complying with environmental laws and regulations adopted in the future.

IF THE REGISTRANT USES HAZARDOUS MATERIALS IN A MANNER THAT CAUSES INJURY, IT MAY BE LIABLE FOR DAMAGES.

         Although the Registrant believes that its safety procedures for handling and disposing of hazardous materials will comply with federal, state and local laws and regulations, the Registrant cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. The Registrant does carry hazardous waste insurance coverage, workers compensation or property and casualty and general liability insurance policies which include coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, the Registrant could be held liable for damages or penalized with fines in an amount exceeding its resources, and its regulatory approvals could be suspended.

THE FAILURE OF THE REGISTRANT TO PROTECT ITS INTELLECTUAL PROPERTY COULD HAVE AN ADVERSE AFFECT ON THE REGISTRANT.

            The Registrant relies on trademark and trade secret to protect its intellectual property. The Registrant cannot be sure that these intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. The failure to protect the Registrant's proprietary information, and any successful intellectual property challenges or infringement proceedings against the Registrant, could have a material adverse effect on its business, operating results and financial condition.

THE FAILURE OF THE REGISTRANT TO MAINTAIN AND DEVELOP ITS BRAND NAMES COULD ADVERSELY AFFECT THE REGISTRANT'S REVENUES.

The Registrant believes that maintaining and developing its brand names, including All Night Auto(R)(TM) and All Night Lube Express(TM), are critical to the Registrant's success. The importance of the Registrant's name recognition may increase as competitors offer products and services similar to the Registrant. The Registrant is incurring substantial expenditure to create and maintain brand name recognition and loyalty. If the Registrant's brand building strategy is unsuccessful, the Registrant may be unable to increase it future revenues or expand its products and services.

THE ADVANCES IN AUTOMOTIVE TECHNOLOGY MAY DECREASE DEMAND FOR REGISTRANT'S PRODUCTS AND SERVICES. THE REGISTRANT MAY INCUR COSTS TO BE ABLE TO PROVIDE PRODUCTS AND SERVICES TO DEAL WITH NEW AUTOMOTIVE TECHNOLOGY.

            Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals. Additionally, automotive manufacturers and third parties are offering longer and more comprehensive warranty programs. As a result, the demand for the Registrant's products and services may decrease. Furthermore, advances in automotive technology may require the Registrant to incur additional costs to update is products and services in order to be able to service automobiles with new and improved automotive technology. If the Registrant is unable to service automobiles with new and improved automotive technology it could have a material adverse affect on it operations, financial condition and prospects.

ANY INCREASES IN THE PRICE OF RAW MATERIALS THAT CANNOT BE PASSED ON TO CUSTOMERS MAY ADVERSELY AFFECT THE REGISTRANT'S PROFIT MARGINS.

            The Registrant uses products such as motor oil and lubricants to perform its services and such products consist of raw materials such as base oil and additives. The Registrant's profitability is sensitive to changes in the costs of these commodity-like raw materials caused by changes in supply or other market conditions, over which the Registrant has little or no control. When there are sudden or sharp increases in the cost of these raw materials, the Registrant may not be able to pass on these increases in whole or in part to its customers through retail or wholesale lubricant price increases, or the Registrant may be significantly delayed in its ability to do so. Any inability to pass on these costs as price increases to our customers will reduce the profit margin of the Registrant.

THE REGISTRANT'S SERVICES MAY BE ADVERSELY AFFECTED BY A REDUCTION IN THE NUMBER OF MILES DRIVEN BY AUTOMOBILE OWNERS OR AN EXTENSION IN THE INTERVAL BETWEEN REGULAR VEHICLE MAINTENANCE.

         A change in consumer maintenance patterns could result in overall maintenance becoming less frequent. If the number of miles driven by automobile owners decreases, which usually happens when the retail cost of gasoline increase, it may result in less maintenance being performed on automobiles. A reduction in the frequency of vehicle maintenance could adversely affect the revenues of the Registrant.

A  DOWNTURN  IN THE  ECONOMY  MAY  DELAY  OR  REDUCE  CONSUMER  PURCHASE  OF THE
REGISTRANT'S   PRODUCTS  AND  SERVICES,   WHICH  COULD   ADVERSELY   AFFECT  THE
REGISTRANT'S REVENUES.

            Many factors affect the level of consumer spending with regard to automotive repair or service, concierge services, consumer products industries, including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of automotive services and products, including engine treatments, fuel additives and appearance products, generally are reduced during economic downturns when disposable income is lower. Furthermore, consumer purchases of discretionary items, such as retail consumer products, could decline, even more rapidly for many customers during recessions. A downturn in the economies in which the Registrant sells its products and services could adversely affect the Registrant's business, operating results and financial condition.

AN INABILITY TO RESPOND TO CHANGES IN CONSUMER DEMANDS IN A TIMELY MANNER COULD ADVERSELY AFFECT THE REGISTRANT'S REVENUES.

            The Registrant's success may depend in part on its ability to identify, originate and define automotive consumer product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. The Registrant's products and services must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. The Registrant may not be able to meet changing consumer demands in the future. If the Registrant misjudges the market for its products it may be faced with significant excess inventories for some automotive products and missed opportunities for other products.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATIONS AND AS SUCH THEY WILL IMPOSE RESTRICTIONS ON THE MARKETABILITY OF OUR COMMON STOCK AND THE ABILITY OF OUR STOCKHOLDERS TO SELL SHARES OF OUR STOCK COULD BE IMPAIRED.

         The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require that prior to any transaction involving a penny stock, a risk of disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks. Our Common Stock is currently trading at a price that is less than $5.00 per share. Although we currently fall under one of the exceptions, if at a later time we fail to meet one of the exceptions, our Common Stock will be considered a penny stock. As such the market liquidity for our Common Stock will be limited to the ability of broker-dealers to sell it in compliance with the above-mentioned disclosure requirements.

         You should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

         o Control of the market for the security by one or a few broker-dealers;

         o        "Boiler room" practices involving high-pressure sales tactics;

         o        Manipulation  of  prices  through   prearranged   matching  of
                  purchases and sales;

         o        The release of misleading information;

         o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

         o Dumping of securities by broker-dealers after prices have been manipulated to a desired level, which hurts the price of the stock and causes investors to suffer loss.

         We are aware of the abuses that have occurred in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we will strive within the confines of practical limitations to prevent such abuses with respect to our Common Stock.

SECTION 203 OF THE DELAWARE GENERAL CORPORATION LAW MAY DETER A THIRD PARTY FROM ACQUIRING US.

         Section 203 of the Delaware General Corporation Law prohibits a merger with a 15% shareholder within three years of the date such shareholder acquired 15%, unless the merger meets one of several exceptions. The exceptions include, for example, approval by the holders of two-thirds of the outstanding shares (not counting the 15% shareholder), or approval by the Board prior to the 15% shareholder acquiring its 15% ownership. This provision makes it difficult for a potential acquirer to force a merger with or takeover of the Company, and could thus limit the price that certain investors might be willing to pay in the future for shares of our Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY

OFFICES AND OTHER FACILITIES

            Effective July 5, 2006, Midnight Holdings Group moved to new office accommodations located at 22600 Hall Road, Suite 205, Clinton Township, MI 48036. The lease terms are: Effective, July 1, 2006 through June 30, 2009; $3,500.00 per month gross rent is fixed for the term of the lease, approximate space is 1,800 sq. ft.; containing 8 private offices, reception area and common work area.

SERVICE CENTER AND RETAIL FACILITIES

            Midnight's facilities for ALL NIGHT AUTO(R) and ALL NIGHT LUBE EXPRESS(TM) Service Centers are set-up to be consistent in appearance and amenities and are designed to appeal to Midnight's core client base. ALL NIGHT AUTO(R) Retail facilities are well maintained and upscale. Further, each facility is designed to be a comforting environment that supports the state of the art technologies that have been designed for ALL NIGHT AUTO(R) and provide overall vehicle health information quickly and accurately to the customer. The following table sets forth certain information relating to the ALL NIGHT AUTO(R) and ALL NIGHT LUBE EXPRESS(TM) service centers other principal facilities:


  SERVICE CENTER OPERATION        DATE OF OPENING            AREA SERVED           SIZE                NATURE OF OCCUPANCY
                                                                                   (Sq. ft.)*
All Night Auto of Troy           10-28-1994            Troy, Michigan              6,000          National Training Center and
                                                                                                  Automotive Services

All Night Auto of                8-15-2005             Bloomington, IL             4,000          Automotive Services
Bloomington/Normal

All Night Auto Retail            11-24-2006            Bloomington, IL             1,000          Retail Product Sales and
Center of Bloomington**                                                                           Concierge Services

All Night Auto of Aurora         10-15-2005            Aurora/Naperville, IL       9,500          Automotive Services and Quick
(FTP***)                                                                                          Lube Services

All Night Auto of Tinley         2-21-05               Tinley Park, Illinois       6,000          Automotive Services
Park  (FTP)

All Night Lube Express of        5-15-05               Tinley Park, Illinois       1,800          Automotive Quick Lube Services
Tinley Park (FTP)

All Night Auto of Pueblo         6-15-05               Tempe, Arizona              4,000          Automotive Services
Anozira (FTP)

All Night Auto of Norman         9-20-01               Norman, Oklahoma            4,000          Automotive Services
(Franchise)

All Night Auto of Warr           8-24-2003             Warr Acres, Oklahoma        4,000          Automotive Services
Acres (Franchise)

All Night Auto of Livonia        7-6-2000              Livonia, Michigan           4,000          Automotive Services
(Franchise)

All Night Auto of Yukon          3-15-2006             Yukon, OK                   5,000          Automotive Services
(Franchise)

         *APPROXIMATE
         **SCHEDULED DATE OF OPENING
         ***EFFECTIVE FTP DATE: 12-15-2006

All corporate and Joint-venture/FTP locations are leased by Midnight and subleased to the Service Center operating entity. All current franchised operations have facility agreements that have been arranged by the franchisee independent of Midnight.

Currently, the Company has no ownership interest in any of the real estate it currently leases, occupies and/or utilizes. The estimated value of each leased property is between $500,000 and $2,200,000 depending on size and geographic location.

FACILITY LEASES

         Midnight Auto Franchise Corp. has a Lease Contract with MMPK, LLC dated July 15, 2006 which is attached hereto as Exhibit 10.39, for the rental of space at 989 S. Eola Road, Aurora, IL 60504. The term of this lease is Five (5) Years. The rental premises is to be used for the operation of the ALL NIGHT AUTO(R) of Aurora, which pursuant to the lease may offer automotive repair services such as oil changes, tune ups, tire changes, engine transmission services and related services, but not automotive body repair.

            Midnight entered into a Master Lease and Operations Agreement with Collision Revision, Inc. ("Collision"), on May 24, 2005, which is attached hereto as Exhibit 10.40, pursuant to which Collision leased to Midnight, space at 2010 Eagle Road, Normal, Illinois, on which property the ALL NIGHT AUTO(R) of Normal Service Center is located. The lease has been terminated and the facility has been moved to Bloomington, IL.

         Midnight Auto Franchise Corp. has a Lease Contract with CBHOA Bonus Plan 97 Partnership dated July 1, 2006, which is attached hereto as Exhibit 10.41, for the rental of space at 13 Westport Ct., Bloomington, IL 61704. The term of this lease is Three (3) Years. The rental premises is to be used for the operation of the ALL NIGHT AUTO(R) of Bloomington, which pursuant to the lease may offer automotive repair services such as oil changes, tune ups, tire changes, engine transmission services and related services, but not automotive body repair.

         Midnight has a Lease Contract with Weingarten Nostat, Inc. dated as of March 14, 2005, which is attached hereto as Exhibit 10.42, for the rental of space at the Pueblo Anozira Shopping Center in Maricopa county, Arizona (located at 1835 E. Guadalupe, #116, Tempe, Arizona 85283), the term of which is five years. The rental premises is to be used for the operation of the ALL NIGHT AUTO(R) of Pueblo Anozira, which pursuant to the lease may offer automotive repair services such as oil changes, tune ups, tire changes, engine transmission services and related services, but not automotive body repair.

         Midnight Auto Franchise Corp. entered into a Sub-Lease Agreement with All Night Auto of Phoenix, Inc. on April 1, 2005, which is attached hereto as
Exhibit 10.44, whereby All Night Auto of Phoenix, Inc. subleases the premises located at 1835 E. Guadalupe, Tempe, AZ

         All Night Auto, Inc. entered into a Sublease Agreement on April 1st 2003 with Meineke Realty, Inc., which is attached hereto as Exhibit 10.43, for the premises located at 3872 Rochester Road, Troy, Michigan, the location of the ALL NIGHT AUTO(R) of Troy Service Center, for a term of 15 years, which premises must be used for the operation of an automotive repair business including the following services: general automotive repair including brakes, exhaust, tune-up alignments, oil changes, shocks, struts, light engine repair, front end repair, suspension and electrical repair, but not heavy engine repair or transmission products or services.

         All Night Auto, Inc. entered into a Standard Lease Agreement for the property immediately next to 3872 Rochester Road with CKS Investments, LLC on January 5, 2003, which is attached hereto as Exhibit 10.45, for the premises located at 3874 Rochester Road, City of Troy, Oakland County, Michigan for a term of 10 years from November 1, 2003, for the premises to be used and occupied for the repair of automobiles and light trucks. The owners of CKS investments are common shareholders of Midnight, one of whom is currently an officer of the Company.

         All Night Auto-Grosse Pointe, Inc., Richard J. Kohl and Dennis Spencer (the "Tenant") entered into a Commercial Property Lease on June 25, 2002 with the Mark Doren Revocable Trust (Mark Doren, Trustee), which is attached hereto as Exhibit 10.46, for the premises located at 15103 Kercheval Avenue, Grosse Pointe Park, Wayne County, Michigan for a term of 5 years from July 1, 2002, for the use of the premises to operate the ALL NIGHT Auto(R) Grosse Pointe franchise. An addendum to the lease was executed, providing for certain additions to the lease regarding the exchange of certain services for a discount in the cost of the lease. Operations at this facility ceased on or about May 15, 2005. The facility was listed by the landlord as for sale.

         Midnight Auto Franchise Corp. entered into an Assignment and Assumption Agreement on February 19, 2005 whereby it was assigned a Commercial Property Lease between 179th St. Developers, LLC and Expert Automotive Group, LLC, dated February 9, 2004, attached hereto as Exhibit 10.47, for the premises located at 9500 - 9502 West 179th Street, Tinley Park, IL.

         Midnight Auto Franchise Corp. entered into a Commercial Property Sub-Lease Agreement between All Night Auto of Naperville, Inc., dated February 16, 2005, which is attached hereto as Exhibit 10.48, whereby All Night Auto of Naperville, Inc. subleases the premises located at 9502 West 179th Street, Tinley Park, IL.

         Midnight Holdings Group Inc. entered into a Lease Contract with KD Development, dated July 14th, 2006, which is attached hereto as Exhibit 10.49, for the rental space located at 22600 Hall Road, Suite 205, Clinton Township, MI 48036. The rental premise is to be used for the corporate headquarters for Midnight Holdings Group, Inc.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business the Company may be subject to litigation from time to time. There is no past, pending or, to the Company's knowledge, threatened litigation or administrative action (including litigation or action involving the Company's officers, directors or other key personnel) which in the Company's opinion has or is expected to have, a material adverse effect upon its business, prospects financial condition or operations other than:

             The following lawsuit is being reported here because it was pending as of December 31, 2005. All Night Auto, Inc., a corporation owned by the Company's subsidiary, All Night Auto(R) Stores, Inc., is currently a defendant in a law suit brought by Meineke Reality, Inc., in the Mecklenburg County Superior Court, State of North Carolina, being case No. 05-CVS-13194. The complaint filed by Meineke Realty, Inc., on July 21, 2005, alleges that the previous management of All Night Auto, Inc., has failed to pay rents due under a sublease for premises located at 3872 Rochester Road, Troy, Michigan. The plaintiff alleges damages against All Night Auto, Inc., in the amount of $81,842. All Night Auto, Inc., has retained the law firm of Hamilton Fay Moon Stephens & Martin, PLLC, 201 South College Street, Suite 2020, Charlotte, NC 28244, as local counsel in the case. On September 29, 2005, local counsel filed a Motion to dismiss the case alleging that the North Carolina Court lacks jurisdiction and Meineke Realty's claim is barred by the Statute of Limitations. The motion was granted and an appeal was pending until September 26, 2006 when the suit was dismissed. Pursuant to a settlement agreement entered into between the parties on September 20, 2006, the Company is to pay the Meineke Realty $50,000 over a ten month period, which will be treated as an additional rent expense over such ten month period.

            On March 28, 2006, a Complaint was filed in the Oakland County Circuit Court entitled DENNIS SPENCER V MIDNIGHT AUTO HOLDINGS, INC., Case No. 06-73504-CK. Plaintiff seeks a declaratory judgment and ruling from the Court regarding his February 27, 2006 termination and the parties' March 10, 2004 employment agreement as well as damages in the amount of $92,500 and an unspecified amount in excess of $25,000 for breach of contract. The Company's answers have been filed and the case is pending. At this time the Company is unable to evaluate the likely outcome.

         On October 3, 2006, The Mark Doren Revocable Trust and Mark Doren filed a suit against Midnight Holdings Group, Inc., All Night Auto - Grosse Pointe, Inc., Midnight Auto Franchise Corp., All Night Auto Stores, Inc. Richard J. Kohl and Dennis Spencer in the Circuit Court of Wayne County, Michigan. The Doren Trust was the former landlord of All Night Auto - Grosse Pointe, Inc. with respect to an All Night Auto store located in Grosse Pointe Park, Michigan. That store was closed on or about September, 2005. The lawsuit attempts to collect rent due under the lease for the remaining term from October, 2005 through June, 2007 (allegedly $157, 996.28). As the suit has been filed only recently, the Company has not yet answered the Complaint. The Company believes it has defenses to the claims made in the complaint but at this time is unable to evaluate the likely outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the three months ended December 31, 2005. On January 5, 2006 the holders of at least a majority of the outstanding shares of common stock of the Company acted by written consent, without a meeting of the stockholders to approve the filing of the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to (i) change the name of the Company from Redox Technology Corporation to Midnight Holdings Group, Inc. and (ii) increase the number of authorized shares of common stock of the Company from 350 million shares to 1 billion shares.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market where the Company's common equity trades is the OTCBB Pink Sheets under the symbol MHGI.

                                             High(1)               Low(1)
                                            --------              -------
Fiscal Year Ended December 31, 2005         $0.035                $0.0101

Three months ended March 31, 2005            0.030                 0.011
Three months ended June 30, 2005             0.035                 0.010
Three months ended September 30, 2005        0.032                 0.017
Three months ended December 31, 2005

Fiscal Year Ended December 31, 2004          0.130                 0.018

Three months ended March 31, 2004            0.130                 0.027
Three months ended June 30, 2004             0.055                 0.018
Three months ended September, 2004           0.080                 0.020
Three months ended December 31, 2004         0.050                 0.021

         Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

(1) Stock price information has been derived from www.nasdaq.com

         On November 1, 2006, the last reported sale price of our Common Stock, as reported by the OTCBB Pink Sheets was $0.023 per share.

            As of November 1, 2006, there were approximately 1,211 holders of record and, we believe, approximately 2,883 beneficial owners of our Common Stock. We are informed and believe that as of November 1, 2006, Cede & Co. held 59,309,983 shares of our Common Stock as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004. It is our understanding that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons.

            The Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the Board may deem relevant.

         The Company has no securities authorized for issuance under equity compensation plans.

         As previously described in Item 1 hereof, the Company entered into the Exchange Agreement with Midnight Auto and the Midnight Shareholders, pursuant to which all Midnight Shareholders exchanged all of the outstanding and issued capital stock of Midnight Auto for an aggregate of 374,144,130 shares of common stock, par value $0.00005 per share (the "Common Stock"), of the Company, representing 80% of the outstanding Common Stock of the Company after giving effect to the Transaction. The Midnight Shareholders exchanged their beneficially owned shares of capital stock of Midnight solely for shares of Common Stock at a ratio of 1 for 165,551. The Company effected the Transaction based upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with our audited financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004, and the notes thereto, all of which financial statements are included elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Description of Business" and elsewhere in this Form 10KSB.

HISTORY

         The Registrant was originally incorporated in Delaware under the name DCUSA, Inc. on April 28, 1988. On December 30, 2005, Midnight Auto Holdings, Inc., a Michigan corporation ("Midnight"), and the shareholders of Midnight entered into a Share Exchange and Reorganization Agreement with the Registrant (the "Share Exchange"), whereby Midnight Auto Holdings, Inc., became a wholly-owned subsidiary of the Registrant. On February 22, 2006, Redox changed its name to Midnight Holdings Group, Inc. The transaction was accounted for as a reverse merger with Midnight deemed to be the accounting acquirer. Accordingly, the historical financial information of the Registrant will be that of Midnight Auto for reporting purposes.

EXECUTIVE OVERVIEW

                  We are an automotive retail holdings company that is engaged in the ownership, development, acquisition, leasing, management and operation of automotive retail and commercial service centers specializing in concierge level services. Our service center operations are located primarily in the Midwestern United States, as well as in other select markets in other regions of the United States.

            As of December 31, 2005, we owned controlling interests in seven regional service centers, held minority interests in two service centers and did not have any ownership interest in three franchised service centers. Nine service centers operate under the brand name "All Night Auto" and one operates under the brand name of "All Night Lube Express." We consolidate the financial statements of all entities in which we have a controlling financial interest under the name All Night Auto Stores, Inc. In those cases where major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, we do not control these partnerships and joint ventures and accordingly account for these investments using the equity method. Since the joint-ventures and partnerships do purchase products and services from us and we do enter into certain agreements on behalf of them, sales of products and services to the joint-ventures are accounted for through our Midnight Auto Franchise Corp subsidiary. This subsidiary also owns the minority interests in these joint ventures.

         The majority of our revenues are derived from a combination of direct sales of automotive products and services to retail, commercial and fleet clients through our corporate owned service centers/retail outlets as well as through services provided to our joint-venture partnerships and franchisees. Generally, the revenues generated through services provided to our joint-venture partnerships and franchisees include facility lease rents, percentage of sales volume as well as reimbursements for expenditures related to property operating expenses, real estate taxes and maintenance and repairs, as well as automotive tools, equipment, services and products. Proceeds from such sales are generally used to support the operational needs of the corporation and when possible reduce borrowings on our credit facilities.

         We expanded our operations in 2005 with the opening of six new service centers that included two new joint-venture operations as well as four corporate service centers. The new operations totaled approximately 31,000 square feet of retail and commercial operations. For 2006 and 2007, we have a combined total of approximately 30,000 square feet of new service center development planned.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial statements and the results of our operations are based upon our financial statements and the data used to prepare them. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we reevaluate our judgments and estimates including those related to revenues, bad debts, long-lived assets, and derivative financial instruments. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.

         Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

REVENUE RECOGNITION

         The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which superseded SAB No. 101, "Revenue Recognition in Financial Statements". Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's prices to buyers are fixed or determinable, and collectability is reasonably assured.

         The Company derives a majority of its revenues from a combination of direct sales of automotive products and services to retail, commercial and fleet clients through Company owned service center/retail outlets as well as through services provided to our joint-venture partnerships and franchisees.

         The Company receives revenue from services provided to our joint-venture partnerships and franchisees that include sales of purchased automotive tools, equipment, retail products, facility lease rents and a percentage of their sales. In addition, the Company is reimbursed for expenditures related to property operating expenses, real estate taxes, maintenance, repairs and specialty services.

            Revenues also include franchise royalties based upon a percentage of the gross revenue generated by each franchised location as well as other franchise related fees for services provided to franchisees under the terms of their franchise agreements (including, but not limited to, the initial franchise service fees and training fees).

ASSOCIATED AND DERIVATIVE FINANCIAL INSTRUMENTS

            We may include options or warrants to purchase our common stock with issuance of debt or equity securities. In certain instances, these options or warrants may be classified as liabilities rather than equity. Additionally, the debt or equity securities may contain embedded derivative instruments, such as conversions options that must be separately accounted for as a free standing instrument.

            The identification of, and accounting for, derivative instruments is complex. Some of our derivative instruments are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. The fair value of options, warrants and bifurcated conversion options are determined using either the Black-Scholes Option pricing Model or the
Cox-Rose-Rubenstein binomial model (essentially the same results as the Black-Scholes Model). The models require the input of the remaining term of the instrument, the risk-free rate of return (based on U.S. Government securities rates), our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. We estimate the future volatility of our common stock price based on the history of our stock price. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

INCOME TAXES

         We have a history of losses. These losses have generated sizable federal net operating loss (NOL) carry forwards, which approximated $2,620,000 at December 31, 2005.

         Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL and other deferred tax assets if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Due to our history of unprofitable operations, we have recorded a valuation allowance that fully offsets our deferred tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income.

         The achievement of profitable future operations at levels sufficient to begin using the NOL carry forwards could cause management to conclude that it is more likely than not that we will realize all of the remaining NOL carry forwards and other deferred tax assets. The NOL carry forwards could be limited in accordance with the Internal Revenue Code based on certain changes in ownership that occur or could occur in the future. Upon achieving profitable operations, we would immediately record the estimated net realizable value of the deferred tax assets at the time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause our provision for income taxes to vary significantly from period to period.

RESULTS OF OPERATIONS: COMPARISON OF THE YEAR ENDED DECEMBER 31, 2005 TO THE YEAR ENDED DECEMBER 31, 2004

         The  following  significant   transactions  impacted  the  consolidated
results of operations for the year ended December 31, 2005, as compared to the year ended December 31, 2004.

         In 2005, the Company secured $2,610,000 in loans from a New York based investment fund for operations and initial expansion of its operations. On December 30, 2005, we entered into the Share Exchange, whereby Midnight Auto Holdings, Inc became a wholly-owned subsidiary of a publicly-traded shell corporation.

         For the year ended December 31, 2005, we incurred approximately $510,000 in costs relating to the Share Exchange and acquisition of funding, including legal, audit and professional fees and finders fees, of which $334,686 has been deferred to future periods.

         During the year ended December 31, 2005, we opened four corporate owned and operated service centers, two joint-venture service centers and one joint-venture quick lube center. Additionally, during such period, we consolidated the operations of the Troy and Gross Pointe Park, Michigan facilities that were acquired as part of the March 10, 2004 consolidation of operating entities, and closed one franchised location in Tucson, AZ.

REVENUES

         During the year ended December 31, 2005, revenues increased by $217,016, or 11.8%, to $2,063,181, as compared to $1,846,165 for the year ended
December 31, 2004. The increase in revenues was primarily attributable to increases of $211,488 in revenue from the added Company owned service centers in 2005 and $488,702 related to products and services purchased from the Company by the joint venture operations in 2005. Revenue from same service centers decreased by $313,462, which was attributable to the closing of one of the stores early in 2005. Revenue from the sale of franchises decreased in 2005 by $169,500 from 2004 reported revenue of $241,500, while revenue from royalties on franchise operating sales remained constant.

COST OF SALES

         Cost of sales for the year ended December 31, 2005 increased by $592,865, or 62.2%, to $1,545,716, as compared to $952,851 for the year ended
December 31, 2004, principally as a result of expansion during the later portion of 2005.

GROSS PROFIT

         Gross profit was $517,465 and $893,314 for the years ended December 31, 2005 and 2004, respectively resulting in a decrease in gross profit of $375,849. Gross profit as a percentage of revenue was 25.1% and 48.4% for the years ended December 31, 2005 and 2004, respectively. The drop in gross profit was due primarily to the costs attributable to the pre-opening and initial operation of the four new service centers in 2005. These service centers incurred labor and other costs related to training service center personnel. In addition, in the first months of operation, the service centers were staffed to provide the necessary personnel to operate the service centers the required number of hours, even though the business was not yet sufficient to support this level of personnel.

OPERATING EXPENSES

         Operating expenses for the year ended December 31, 2005 increased by $828,929, or 46.0%, to $2,629,462 as compared to $1,803,664 for the year ended
December 31, 2004. As a percentage of revenues, operating expenses represented 127.4% and 97.7% during the years ended December 31, 2005 and 2004, respectively. This increase is primarily attributable to additional salaries and benefits for the personnel and infrastructure added to manage the additional operations acquired during the year ended December 31, 2005 combined with costs incurred in connection with the opening of the new service centers, including rent, advertising and information technology costs as well as increased legal and professional expenses related to the merger and the acquisition of funding.

OTHER INCOME AND EXPENSES

         Interest expense for the year ended December 31, 2005, increased by $140,289 or 318.1%, to $160,360, as compared to $20,071 for the year ended
December 31, 2004, primarily as a result of the increased debt incurred to support corporate operations and service center expansion and the increase in interest rates.

         The gain on sales of assets of $29,432 for the year ended December 31, 2005 was derived from the sale of equipment to the joint ventures and franchised operations.

         Equity in losses of joint ventures in which we have a minority interest was $113,339 for the year ended December 31, 2005. This was primarily due to start up costs and expenses incurred by these joint ventures. We had no unconsolidated affiliates prior to 2005.

         Derivative instrument expense is explained in the discussion of critical accounting issues and further in the notes to the financial statements. The identification of, and accounting for, derivative instruments is complex. Our derivative instruments are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements. For the year ended December 31, 2005, the derivative instrument expenses totaled $5,375,059. We did not have this expense in 2004.

         We incurred a cost of $1,733,018 in connection with the share exchange. This cost was due to the assumption of certain accounts payables and other liabilities and also the assumption of callable secured convertible notes.

         During 2005, we substantially increased our operating expenses and grew our infrastructure to support our business plan. As we continue to execute our business plan, these expenses are not expected to increase at the same rate as they did in 2005. As this is a forward looking statement, it involves risks and uncertainties. The time period involved may differ materially from that indicated as a result of a number of factors.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $29,844 as of December 31, 2005, a decrease of $9,190 from December 31, 2004. We had a working capital deficit of $2,995,747 as of December 31, 2005 as compared to $839,639 as of December 31, 2004. Cash flows from operations and credit lines from banks are used to fund short-term liquidity and capital needs such as service center parts, salaries and capital expenditures. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we currently rely on asset leasing, loans from our investor group, term loans, revolving lines of credit, sale of common stock, and joint venture investors.

         As of November 1, 2006, we obtained an additional $3,600,000 in funding from our investor group, with commitments for additional funding.

         We remain optimistic about our long term business prospects. However, we still face significant obstacles to achieve profitability. We anticipate that because of our expansion efforts we will experience substantial increases in revenue that will help the Company reach profitability during 2006 or 2007. We have invested a significant amount of our working capital, technical infrastructure and personnel time in preparing the Company for the anticipated revenue increases.

         We believe that cash generated from operations and additional financing, either in the form of additional borrowings or the equity market will be sufficient to meet our working capital requirements for the next 12 months. Our current business plan anticipates that new service center growth will be funded through "Launch Investors". These investors will fund the start up of a new service center in the amount of approximately $775,000. They will earn an estimated annual return between 15% and 18% on their investment plus principle repayment over the term of the investment - minimum of one year and maximum of three years. This estimate is a forward-looking statement that involves risks and uncertainties.

EQUITY

         We received $16,000 in proceeds from issuances of common stock during the year ended December 31, 2005 and $197,000 for the year ended December 31, 2004 from exercises of our employee stock purchase plan. The Employee Stock Purchase Plan ended as of December 30, 2005 as a result of the merger.

         During the year ended December 31, 2005, no dividends were paid to holders of our common stock and we did not issue any preferred stock.

         As a publicly traded company, we expect to have access to capital through both the public equity and debt markets. We expect to have an effective registration statement authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock that will allow us to raise additional capital as necessary to fund expansion and growth activities in 2006. We anticipate that this combination of equity and debt sources will provide adequate liquidity to the Company so that we can continue to fund our growth needs and expansion activities.

         Our   goal   is   to   develop    and    implement    a    conservative
 debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private.

CAPITAL EXPENDITURES

         We expect to continue to have access to the capital resources necessary to expand and develop our business. Future development and acquisition activities will be undertaken as suitable opportunities arise. We will continue to pursue these activities unless adequate sources of financing are not available or if we cannot achieve satisfactory returns on our investments.

         An annual capital budget is prepared for each service center that is intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that operating cash flows from mature operations will provide the necessary funding for these expenditures.

ACQUISITIONS

         During the year ended December 31, 2005, we performed preliminary due diligence on four possible acquisition candidates representing 40 potential service center locations. The preliminary processes identified three out of the four as meeting our criteria for acquisition. We expect to identify possible acquisition candidates, perform additional due diligence on existing possible acquisition candidates and close on at least one transaction during 2006 or 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

         In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends FASB Statement No. 95, STATEMENT OF CASHFLOWS. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No.
123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005 and therefore effective for the year ending December 31, 2006 for the Company.

         The Company expects the adoption of SFAS No. 123(R) to have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted. The expense associated with these future awards can only be determined based on factors such as the price for the Company's common stock, volatility of the Company's stock price and risk free interest rates as measured at the grant date. However, the pro forma disclosures related to SFAS No. 123 included in the Company's historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

         Statement of Financial Accounting Standards No. 151, INVENTORY COSTS, an amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004 and becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 151 will have any effect on future financial statements.

         Statement of Financial Accounting Standards No. 152, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS, an amendment of FASB Statements No. 66 and 67 (SFAS 152) was issued in December 2004 and becomes effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 152 will have any effect on future financial statements.

         Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS, an amendment of APB Opinion No. 29 (SFAS 153) was issued in December 2004 and becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that SFAS 153 will have any effect on future financial statements.

         Statement of Financial Accounting Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154) was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that SFAS 154 will have any significant effect on future financial statements.

         Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not expect that SFAS 155 will have any significant effect on future financial statements.

         Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS--AN AMENDMENT OF FASB STATEMENT NO. 140, pertains to the servicing of financial assets and was issued in March 2006 and should be adopted as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect that SFAS 156 will have any significant effect on future financial statements.

         In March 2005, FASB Interpretation No. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN INTERPRETATION OF FASB STATEMENT NO. 143 (FIN
47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company does not expect that FIN 47 will have any significant effect on future financial statements.

         In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS (SOP 04-2). SOP 04-2 is effective for financial statements issued for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not expect that SOP 04-2 will have any effect on future financial statements.

         In September 2005, AcSEC issued Statement of Position 05-1: ACCOUNTING BY INSURANCE ENTERPRISES FOR DEFERRED ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF INSURANCE CONTRACTS (SOP 05-1). SOP 05-1 is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company does not expect that SOP 05-1 will have any effect on future financial statements.

         FASB Staff Position (FSP) FAS 13-1--ACCOUNTING FOR RENTAL COSTS INCURRED DURING A CONSTRUCTION PERIOD, was issued on October 6, 2005 and becomes effective for the new transactions or arrangements entered into after the beginning of the first fiscal quarter following the date that the final FSP is posted by the FASB. The Company does not expect that FSP 13-1 will have any significant effect on future financial statements.

         On June 29, 2005, the FASB ratified the consensus reached for Emerging Issues Task Force (EITF) Issue No. 05-5, ACCOUNTING FOR EARLY RETIREMENT OR POSTEMPLOYMENT PROGRAMS WITH SPECIFIC FEATURES (SUCH AS TERMS SPECIFIED IN ALTERSTEILZEIT EARLY RETIREMENT ARRANGEMENTS). The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate affected by a change in accounting principle as described in paragraph 19 of FASB Statement 154. The Company does not expect that EITF 05-5 will have any significant effect on future financial statements.

         On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-7, ACCOUNTING FOR MODIFICATIONS TO CONVERSION OPTIONS EMBEDDED IN DEBT INSTRUMENTS AND RELATED ISSUES. The provisions of this Issue should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that the application of EITF 05-7 could have an effect on interest and debt valuations in future financial statements. It is not possible to determine the impact, if any, from the application since the Company does not presently have any convertible debt.

         On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-8, INCOME TAX CONSEQUENCES OF ISSUING CONVERTIBLE DEBT WITH A BENEFICIAL CONVERSION FEATURE. The provisions of this Issue should be applied beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that the application of EITF 05-8 could have an effect on the income tax expense reported in future financial statements. It is not possible to determine the impact, if any, from the application since the Company does not presently have any convertible debt.

IMPACT OF INFLATION

         We believe that the impact of inflation and changing prices on our operations will be negligible.

ITEM 7.  FINANCIAL STATEMENTS

         Attached hereto and filed as a part of this Annual Report on Form 10-KSB are our Consolidated Financial Statements, beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and Chief Financial officer concluded that our disclosure controls and procedures were not effective to enable us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period and in that some of the accounting entries relating to debt and equity instruments required adjustment upon review by our independent auditors. We intend to take measures to remedy this situation by increasing the accounting staff, engaging independent auditors to provide us with accounting advice and implementing internal procedures including the distribution of documents. These deficiencies have been reported to our Board of Directors and we intend to improve and strengthen our controls and procedures.

         On September 15, 2006, Malone & Bailey resigned as the Registrant's independent auditors. Malone & Bailey submitted audit reports on the
Registrant's financial statements for the years ended December 31, 2003 and 2004. On September 15, 2006, the Board of Directors ratified the engagement of Miller, Ellin & Company, LLP as the Registrant's independent auditors.

ITEM 8B. OTHER INFORMATION

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information with respect to the individuals who are the current directors and executive officers of the Registrant.

NAME                  AGE      POSITION

Nicholas A. Cocco      41      President, Chief Executive Officer and Director
Richard J. Kohl        37      Executive Vice President, Secretary and
                               Chief Financial Officer
Earl Diem              44      Chief Operating Officer
Richard Pulford        60      Director

         NICHOLAS A. COCCO. President, Chief Executive Officer and Director. Since December 30, 2005, Mr. Cocco has been the President, Chief Executive Officer and Director of the Registrant. Since March, 2004 Mr. Cocco has been the Chief Executive Officer, President and Director of Midnight Auto Holdings, Inc., Midnight Auto Franchise Corp., and All Night Auto(R) Stores, Inc. From October, 2001 to December, 2003 he was the Global Chief Technology Officer in the Integrated Service Solutions Group at Delphi Corporation, a multi-national provider in mobile electronics and transportation components and systems technology. From July, 1996 to October, 2001 Mr. Cocco was the Chief Executive Officer and Chairman of Automotive Technical Resources, Incorporated ("ATRi"). In 1996, Mr. Cocco received a Bachelor's Degree in Business from National-Louis University. In 1995, he received Associate of Sciences from Northern Virginia Community College. Mr. Cocco is a member of the Society of Automotive Engineers, National Institute for Automotive Service Excellence and a Berklee College of Music Alumni.

         EARL DIEM Chief Operating Officer. Since August 28, 2006, Mr. Diem has been the Chief Operating Officer of the Registrant. Mr. Diem is a 27-year automotive industry veteran, ASE

Master Certified including L1 & L2 Advanced Certifications & 10 years of OE dealership service experience. Mr. Diem has 5 patents in computer-aided automotive diagnostics and Information Systems. From October of 2001 through August of 2006, Mr. Diem was Director of Engineering for Delphi Corporations, Integrated Service Solutions division. Prior to that, Mr. Diem was Chief Technology Officer for Automotive Technical Resources, Inc. Mr. Diem has an AAS in Automotive Technology, BS in Business Administration and is currently finishing his Masters Degree at Walsh College.

         RICHARD J. KOHL. Chief Financial Officer, Secretary, and Executive Vice President of Finance. Since December 30, 2005, Mr. Kohl has been the Executive Vice President of the Registrant. Since January 25, 2006, Mr. Kohl has been the Chief Financial Officer of the Registrant. Since February 27, 2006, Mr. Kohl has been the Secretary of the Registrant. Since March, 2004, Mr. Kohl has been the Executive Vice President and Chief Operating Officer of Midnight Auto Holdings, Inc., Midnight Auto Franchise Corp., and All Night Auto(R) Stores, Inc. From 1997 to March, 2004 Mr. Kohl was the President and Treasurer of Midnight Auto, Inc. From July, 2000 to March 2004, Mr. Kohl was the President and Treasurer of All Night Auto(R) GPP, Inc. In 1992, Mr. Kohl received a Bachelor's Degree in Accounting from Walsh College. In 1989, Mr. Kohl received his Associate of Science Degree in Accounting and General Business from Macomb Community College.

         RICHARD PULFORD. Director. Since December 30, 2005, Mr. Pulford has been a director of the Registrant. Since March, 2004, Mr. Pulford was a director of Midnight Auto Holdings, Inc. He serves as President of Corporate Strategies, Inc., ("CSI"), since founding it in 1981. CSI provides investment banking services in the Great Lakes region of the United States. Under Mr. Pulford's direction, CSI provides equity capital fund-raising services for technology and automotive based companies. Mr. Pulford also operates in a sales consultant capacity to the automotive industry for a variety of technology companies. Prior to forming CSI, Mr. Pulford owned and operated a consulting practice specializing in financing of mergers and acquisitions for operating companies. Mr. Pulford has a MBA in Finance. Mr. Pulford is also a director of two public companies, IBSS and Performance Efficiency Corporation.

         The Company's directors are elected for a period of one year at the Registrant's annual meeting of stockholders and serve until the next meeting or until his or her respective successor is duly elected and qualified. Each executive officer of the Registrant serves at the discretion of the board of directors and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with our certificate of incorporation and by-laws. Richard Pulford is to receive $60,000 for serving as a director. The Board of Directors may also appoint additional directors up to the maximum number permitted under the by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

         There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

         Our Board of Directors does not have a separate Compensation Committee, Audit Committee nor Nominating Committee. All of the members of our Board of Directors are acting as our audit committee. None of the members of our Board of Directors is deemed an audit committee financial expert. We are in the process of searching for the appropriate candidate to be our audit committee financial expert. Our Board of Directors plans to expand the number of members on the board and create an independent Compensation Committee, Audit Committee and a Nominating Committee once we have found the appropriate candidates.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all the
Section 16(a) forms they file.

         Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2005 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements during such fiscal year, except with respect to the following individuals who have not made timely filings on Form 3 or Form 5 for the fiscal year ended December 31, 2005: Nicholas Cocco, Richard Kohl and Richard Pulford.

CODE OF ETHICS

         The Registrant adopted a Code of Ethics on September 15, 2006 that applies to its officers, employees and directors, including its principal executive officers, principal financial officers and principal accounting officers. Prior thereto, the Registrant had no formal, written code of ethics. The code of ethics sets forth written standards that are designated to deter wrongdoing and to promote:

         o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         o Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by the Registrant;

         o  Compliance with applicable governmental laws, rules and regulations;

         o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code of ethics; and

         o  Accountability for adherence to the code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

                                                        ANNUAL COMPENSATION
                                                -------------------------------
NAME AND PRINCIPAL POSITION                       SALARY($)            BONUS($)
---------------------------                     -------------          --------

Nicholas A. Cocco                      2005     $185,000/year           $16,273
President, Chief Executive             2004     $185,000/year            $1,200
Officer (1)                            2003               N/A               N/A

Richard J. Kohl
Executive Vice-President of            2005     $185,000/year           $14,601
Operations,  Current Chief             2004     $185,000/year              $900
Financial Officer and Chief            2003            63,600           $41,099
Operating Officer (2)

Dennis Spencer Jr.                     2005     $185,000/year           $15,572
Vice-President of Facilities           2004     $185,000/year              $900
and Development (3)                    2003            63,600           $34,630

Arthur G. Veenstra                     2005     $125,000/year           $14,056
Executive Vice-President of            2004     $125,000/year              $900
Finance, Chief Financial Officer (4)   2003               N/A               N/A

Russell Bailey                         2005               N/A               N/A
Former Chief Operating Officer (5)     2004               N/A               N/A
                                       2003               N/A               N/A

Earl Diem                              2005               N/A               N/A
Chief Operating Officer (6)            2004               N/A               N/A
                                       2003               N/A               N/A


(1) Mr. Cocco became the president and chief executive officer of the Registrant on December 30, 2005 in connection with the Share Exchange.

(2) Mr. Kohl was the Executive Vice-President of Operations and Chief Operating Officer of the Registrant from December 30, 2005 to March 1, 2006. Mr. Kohl became the Chief Financial Officer of the Registrant on January 25, 2006.

(3) Mr. Spencer was the Vice-President of facilities and development of the Registrant from December 30, 2005 to February 27, 2006.

(4) Mr. Veenstra was the Executive Vice-President of Finance and the Chief Financial Officer of the Registrant from December 30, 2005 to January 25, 2006.

(5) Mr. Bailey was the Chief Operating Officer of the Registrant from March 1, 2006 to August 28, 2006 and for the year ended December 31, 2005, Mr. Bailey received no compensation.

(6) Mr. Diem became the Chief Operating Officer of the Registrant on August 28, 2006 and for the year ended December 31, 2005, Mr. Diem received no compensation.

OPTION GRANTS TO EXECUTIVE OFFICERS IN THE LAST YEAR

         The Company currently has no stock option plan and no options were granted in the fiscal year ended December 31, 2005.

COMPENSATION OF DIRECTORS

         The Registrant's directors are elected for a period of one year at the Registrant's annual meeting of stockholders and serve until the next meeting or until his or her respective successor is duly elected and qualified. Each executive officer of the Registrant serves at the discretion of the board of directors and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with our certificate of incorporation and by-laws. Richard Pulford is to receive $60,000 for serving as a director and a warrant to purchase 150,000 shares of common stock of the Company. The Board of Directors may also appoint additional directors up to the maximum number permitted under the by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

EMPLOYMENT AGREEMENTS

         The Company has a consulting agreement (the "Consulting Agreement") with Russell Bailey, its former Chief Operating Officer. Pursuant to the terms of the Consulting Agreement, effective as of April 3, 2006, Mr. Bailey is to perform consulting services for the Company. The Registrant is to pay Mr. Bailey US$159,984 per annum for Services performed, which represents a rate of US$6,666 per pay period, based on 24 pay periods per calendar year. Mr. Bailey is required to commit twenty (20) hours per week in connection with the performance of the Services. Mr. Bailey may dedicate more than twenty hours per week to the performance of the Services upon prior written approval of the Chief Executive Officer of the Registrant, for which time he will be paid US$125 per hour. The Consulting Agreement may be terminated by the Registrant or Mr. Bailey upon thirty (30) days' prior written notice to the other party. The Consulting Agreement also contains restrictive covenants with respect to non-competition, non-solicitation, confidentiality and assignment of intellectual property.

         The Company entered into an employment letter agreement with Mr. Diem, effective as of August 28, 2006. Mr. Diem will receive $130,000 base salary per annum and 1,000,000 shares of restricted common stock, par value $0.00005 per share vesting on the second anniversary of Mr. Diem's employment with the Company. Based upon Mr. Diem's performance of exceeding or meeting certain criteria, Mr. Diem will be entitled to an annual bonus payable in cash or cashless warrants. Additionally, Mr. Diem will be entitled to health care benefits that the Company offers to its employees. If Mr. Diem resigns or is terminated for cause prior to the vesting or prior to the completion of any annual period, he will forfeit his right to any unpaid bonuses and/or stock granted.

         The Company does not have employment agreements with any other of its executives at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of the date hereof with respect to the beneficial ownership of the outstanding shares of Common Stock by
(i) each person known by the Registrant to beneficially own five percent (5%) or more of the outstanding shares; (ii) the Registrant's officers and directors; and (iii) the Registrant's current officers and directors as a group.

         As used in the table below, the term "BENEFICIAL OWNERSHIP" means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated. The table below is based on 472,500,001 shares of the Registrant issued and outstanding as of November 1, 2006.

      NAME AND ADDRESS OF         SHARES OF COMMON STOCK     PERCENTAGE OF CLASS
       BENEFICIAL OWNER             BENEFICIALLY OWNED        BENEFICIALLY OWNED
--------------------------------------------------------------------------------
Nicholas Cocco (1) (2)
32332 North River Road               89,497,270 (3)(4)              18.94%
Harrison Twp., MI 48045

River Star LLC
32332 North River Road                89,497,270                    18.94%
Harrison Twp., MI 48045

Richard Kohl (2)
2110 Vesper Drive                     89,397,270                    18.92%
Macomb Twp., MI 48044

Norma Kohl
2110 Vesper Drive                     65,061,347                    13.77%
Macomb Twp., MI 48044

Earl Diem(2)
2863 Sashabaw Road                        0                           0%
Ortonville, MI  48462

Dennis Spencer
11512 Bayberry                        89,397,270                    18.92%
Bruce Twp.,  MI 48065

Richard Pulford(1)
8355 Tamarron Drive                   150,000(5)                     0.03%
Commerce Township, MI  48382

All Current Executive Officers
and Directors as a group             179,044,540                    37.89%
(4 persons)

(1)  Indicates Director.

(2)  Indicates Officer.

(3) Includes 82,775,250 shares of Common Stock and a warrant to purchase 100,000 shares of Common Stock beneficially owned by River Star LLC, of which Mr. Cocco is a member.

(4)  Includes a warrant to purchase 100,000 shares of Common Stock.

(5)  Includes a warrant to purchase 150,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Commercial Property Lease Agreement between CKS Investments, LLC and All Night Auto, Inc., dated January 5, 2003, is a related party transaction. Richard
J. Kohl and Dennis Spencer, Jr. are shareholders of the Registrant and are the only members of CKS Investments, LLC, the landlord for the facility in Troy, MI.

ITEM 13. EXHIBITS AND INDEX OF EXHIBITS.

(a) Exhibits required by Item 601 of Regulation S-B. The Exhibits below are required by Item 601 of Regulation S-B.

Exhibit
   No.   Description
-------  -----------

  3.1 Amended and Restated Certificate of Incorporation of Midnight Holdings Group, Inc. filed with the Delaware Secretary of State on February 22, 2006, incorporated by reference as Exhibit 3.01 to the Form 8K filed with the SEC on February 27, 2006.

  3.2    By-Laws  of  Midnight  Holdings  Group,  incorporated  by  reference as
         Exhibit 3.2 to the Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on June 12, 2006.

  4.1 Form of Common Stock Purchase Warrant issued in the January 2006 Financing, incorporated by reference as Exhibit 10.6 to the Form 8K filed with the SEC on February 6, 2006.

  4.2 Form of Common Stock Purchase Warrant issued in the March 2006 Financing, incorporated by reference as Exhibit 4.1 to the Form 8K filed with the SEC on March 9, 2006.

  4.3 Warrant to purchase up to 150,000 shares of Common Stock of the Registrant issued to Russell Bailey, incorporated by reference as
         Exhibit 4.2 to the Form 8K filed with the SEC on April 3, 2006.

  4.4 Form of Common Stock Purchase Warrant issued in the May 2006 Financing, incorporated by reference as Exhibit 4.1 to the Form 8K filed with the SEC on May 16, 2006.

  4.5 Form of Common Stock Purchase Warrant issued in the June 2006 Financing, incorporated by reference as Exhibit 4.1 to the Form 8K filed with the SEC on June 12, 2006.

  4.6    Form  of  Common  Stock  Purchase  Warrant  issued  in  the  July  2006
         Financing.

  4.7 Form of Common Stock Purchase Warrant issued in the August 2006 Financing, incorporated by reference as Exhibit 4.1 to the Form 8K filed with the SEC on August 21, 2006.

  4.8 Form of Common Stock Purchase Warrant issued in the September 2006 Financing, incorporated by reference as Exhibit 4.2 to the Form 8K filed with the SEC on September 20, 2006.

  4.9 Form of Common Stock Purchase Warrant issued in the October 2006 Financing, incorporated by reference as Exhibit 4.2 to the Form 8K filed with the SEC on October 4, 2006.

  10.1 Share Exchange and Reorganization Agreement, by and among Redox Technology Corporation, Midnight Auto Holdings, Inc. and the shareholders of Midnight Auto Holdings, Inc., dated December 30, 2005, incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on January 6, 2006.

  10.2 Design Services Agreement, dated September 10, 2004, between Midnight and MCMUSA, Inc.*

  10.3 Agreement between Midnight Auto Franchise Corporation and Association of Automotive Aftermarket Distributors, dated as of August 5, 2004.*

  10.4 Consulting Agreement, dated as of April 3, 2006, between the Registrant and Russell Bailey incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on April 3, 2006.

  10.5 Form of Securities Purchase Agreement, dated as of January 31, 2006 in connection with the issuance of Callable Convertible Promissory Notes of the Registrant in the aggregate principal amount of Eight Hundred Thousand Dollars ($800,000) (the "January 2006 Financing"), incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on February 6, 2006.

  10.6 Form of Security Agreement, dated January 31, 2006, as part of the January 2006 Financing, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on February 6, 2006.

  10.7 Form of Intellectual Property Security Agreement, dated January 31, 2006, as part of the January 2006 Financing, incorporated by reference as Exhibit 10.3 to the Form 8K filed with the SEC on February 6, 2006.

  10.8 Form of Registration Rights Agreement, dated January 31, 2006, as part of the January 2006 Financing, incorporated by reference as Exhibit
         10.4 to the Form 8K filed with the SEC on February 6, 2006.

  10.9 Form of Callable Secured Note issued in the January 2006 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on February 6, 2006.

  10.10 Form of Securities Purchase Agreement, dated as of March 6, 2006 in connection with the issuance of Callable Convertible Promissory Notes of the Registrant in the aggregate principal amount of Four Hundred Thousand Dollars ($400,000) (the "March 2006 Financing"), incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on March 9, 2006.

  10.11 Form of Security Agreement, dated March 6, 2006, as part of the March 2006 Financing, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on March 9, 2006.

  10.12 Form of Intellectual Property Security Agreement, dated March 6, 2006, as part of the March 2006 Financing, incorporated by reference as
         Exhibit 10.3 to the Form 8K filed with the SEC on March 9, 2006.

  10.13 Form of Registration Rights Agreement, dated March 6, 2006, as part of the March 2006 Financing, incorporated by reference as Exhibit 10.4 to the Form 8K filed with the SEC on March 9, 2006.

  10.14 Form of Callable Secured Note issued in the March 2006 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on March 9, 2006.

  10.15 Form of Securities Purchase Agreement, dated as of May 8, 2006 in connection with the issuance of Callable Convertible Promissory Notes of the Registrant in the aggregate principal amount of Three Hundred Fifty Thousand Dollars ($350,000) (the "May 2006 Financing"), incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on May 16, 2006.

  10.16 Form of Security Agreement, dated May 8, 2006, as part of the May 2006 Financing, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on May 16, 2006.

  10.17 Form of Intellectual Property Security Agreement, dated May 8, 2006, as part of the May 2006 Financing, incorporated by reference as Exhibit
         10.3 to the Form 8K filed with the SEC on May 16, 2006.

  10.18 Form of Registration Rights Agreement, dated May 8, 2006, as part of the May 2006 Financing, incorporated by reference as Exhibit 10.4 to the Form 8K filed with the SEC on May 16, 2006.

  10.19 Form of Callable Secured Note issued in the May 2006 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on May 16, 2006.

  10.20 Securities Purchase Agreement, dated as of June 7, 2006 in connection with the issuance of Callable Convertible Promissory Notes of the Registrant in the aggregate principal amount of Three Hundred Thousand Dollars ($300,000) (the "June 2006 Financing"), incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on June 12, 2006.

  10.21 Security Agreement, dated June 7, 2006, as part of the June 2006 Financing, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on June 12, 2006.

  10.22 Intellectual Property Security Agreement, dated June 7, 2006, as part of the June 2006 Financing, incorporated by reference as Exhibit 10.3 to the Form 8K filed with the SEC on June 12, 2006.

  10.23 Registration Rights Agreement, dated June 7, 2006, as part of the June 2006 Financing, incorporated by reference as Exhibit 10.4 to the Form 8K filed with the SEC on June 12, 2006.

  10.24 Form of Callable Secured Note issued in the June 2006 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on June 12, 2006.

  10.25 Amendment to the Callable Notes, dated as of June 12, 2006, by and among the Registrant and AJW Partners LLC, incorporated by reference as
         Exhibit 10.1 to the Form 8K filed with the SEC on June 15, 2006.

  10.26 Amendment to the Callable Notes, dated as of June 12, 2006, by and among the Registrant and AJW Qualified Partners LLC, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on June 15, 2006.

  10.27 Amendment to the Callable Notes, dated as of June 12, 2006, by and among the Registrant and AJW Offshore Ltd, incorporated by reference as
         Exhibit 10.3 to the Form 8K filed with the SEC on June 15, 2006.

  10.28 Amendment to the Callable Notes, dated as of June 12, 2006, by and among the Registrant and New Millennium Capital Partners II, LLP, incorporated by reference as Exhibit 10.4 to the Form 8K filed with the SEC on June 15, 2006.

  10.29 Forgiveness of Penalties by AJW Partners LLC, dated as of June 13, 2006, incorporated by reference as Exhibit 10.5 to the Form 8K with the SEC on June 15, 2006.

  10.30 Forgiveness of Penalties by AJW Qualified Partners LLC, dated as of June 13, 2006, incorporated by reference as Exhibit 10.5 to the Form 8K with the SEC on June 15, 2006.

  10.31 Forgiveness of Penalties by AJW Offshore Ltd., dated as of June 13, 2006, incorporated by reference as Exhibit 10.5 to the Form 8K with the SEC on June 15, 2006.

  10.32 Forgiveness of Penalties by New Millennium Capital Partners II LLP, dated as of June 13, 2006, incorporated by reference as Exhibit 10.5 to the Form 8K with the SEC on June 15, 2006.

  10.33 Securities Purchase Agreement, dated as of August 15, 2006 in connection with the issuance of Callable Convertible Promissory Notes of the Registrant in the aggregate principal amount of Three Hundred Thousand Dollars ($300,000) (the "August 2006 Financing"), incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on August 21, 2006.

  10.34 Security Agreement, dated August 15, 2006, as part of the August 2006 Financing, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on August 21, 2006.

  10.35 Intellectual Property Security Agreement, dated August 15, 2006, as part of the August 2006 Financing, incorporated by reference as Exhibit
         10.3 to the Form 8K filed with the SEC on August 21, 2006.

  10.36 Registration Rights Agreement, dated August 15, 2006, as part of the August 2006 Financing, incorporated by reference as Exhibit 10.4 to the Form 8K filed with the SEC on August 21, 2006.

  10.37 Form of Callable Secured Note issued in the August 2006 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on August 21, 2006.*

  10.38 Employment Offer Letter, dated as of August 16, 2006, between the Registrant and Earl Diem, incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on August 17, 2006.*

  10.39 Commercial Lease, dated July 15, 2006, between MMPK, LLC and Midnight Auto Franchise Corp.*

  10.40 Master Lease and Operations Agreement, dated July 8, 2005, between Collision Revision, Inc. and Midnight Auto Franchise Corp.*

  10.41 Lease, shall commence on July 1, 2006, between CBHOA Bonus Plan 97 Partnership and Midnight Auto Franchise Corp, DBA All Night Auto of Bloomington/Normal.*

  10.42 Lease Contract, dated March 14, 2005, between Weingarten Nostat, Inc. and Midnight Auto Franchise Corp.*

  10.43 Sublease Agreement, dated April 1, 2003, between Meineke Realty, Inc. and All Night Auto, Inc.*

  10.44 Sublease Agreement, dated April 11, 2005, between Midnight Auto Franchise Corp. and All Night Auto of Phoenix, Inc.*

  10.45  Standard  Lease   Agreement,   dated  January  5,  2003,   between  CKS
         Investments, LLC and All Night Auto, Inc.*

  10.46 Commercial Property Lease, dated June 25, 2002, by and between Mark Doren Revocable Trust (by Mark Doren, Trustee) and All Night Auto-Grosse Pointe, Inc., a Michigan Corporation and Richard J. d Kohl, an individual and Dennis Spencer, an individual.*

  10.47 Strip Center Retail Lease, dated February 9, 2004, between 179th Street Developers, LLC and Expert Automotive Group, LLC.*

  10.48 Sublease Agreement, dated February 16, 2005, between Midnight Auto Franchise Corp. and All Night Auto of Naperville, Inc.*

  10.49  Lease  Agreement,  between KD Development and Midnight  Holdings Group,
         Inc.*

  10.50 Form of Employment Offer Letter, dated August 16, 2006, between the Registrant and Mr. Diem, incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on August 17, 2006.

  10.51 Securities Purchase Agreement, dated as of September 15, 2006 in connection with the issuance of Callable Convertible Promissory Notes of the Registrant in the aggregate principal amount of Three Hundred Thousand Dollars ($300,000) (the "September 2006 Financing"), incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on September 20, 2006.

  10.52 Security Agreement, dated September 15, 2006, as part of the September 2006 Financing, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on September 20, 2006.

  10.53 Intellectual Property Security Agreement, dated September 15, 2006, as part of the June 2006 Financing, incorporated by reference as Exhibit
         10.3 to the Form 8K filed with the SEC on September 20, 2006.

  10.54 Registration Rights Agreement, dated September 15, 2006, as part of the September 2006 Financing, incorporated by reference as Exhibit 10.4 to the Form 8K filed with the SEC on September 20, 2006.

  10.55 Form of Callable Secured Note issued in the September 2006 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on September 20, 2006.

  10.56 Securities Purchase Agreement, dated as of October 4, 2006 in connection with the issuance of Callable Convertible Promissory Notes of the Registrant in the aggregate principal amount of Three Hundred Thousand Dollars ($300,000) (the "October 2006 Financing"), incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on October 11, 2006.

  10.57 Security Agreement, dated October 4, 2006, as part of the October 2006 Financing, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on October 11, 2006.

  10.58 Intellectual Property Security Agreement, dated October 4, 2006, as part of the October 2006 Financing, incorporated by reference as
         Exhibit 10.3 to the Form 8K filed with the SEC on October 11, 2006.

  10.59 Registration Rights Agreement, dated October 4, 2006, as part of the October 2006 Financing, incorporated by reference as Exhibit 10.4 to the Form 8K filed with the SEC on October 11, 2006.

  10.60 Form of Callable Secured Note issued in the October 2006 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on October 11, 2006.

  10.61 Securities Purchase Agreement, dated as of July 5, 2006 in connection with the issuance of Callable Convertible Promissory Notes of the Registrant in the aggregate principal amount of Three Hundred Thousand Dollars ($300,000) (the "July 2006 Financing").

  10.62 Security Agreement, dated July 5, 2006, as part of the July 2006 Financing.

  10.63 Intellectual Property Security Agreement, dated July 5, 2006, as part of the July 2006 Financing.

  10.64 Registration Rights Agreement, dated July 5, 2006, as part of the July 2006 Financing.

  10.65  Form of Callable Secured Note issued in the July 2006 Financing.

  10.66 Operating Agreement, dated October 1, 2006, incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on November 7, 2006.

  10.67 Option Agreement, dated October 20, 2006, between Bloomington Center Associates, MAFC and the Registrant, incorporated by reference as
         Exhibit 10.2 to the Form 8K filed with the SEC on November 7, 2006.

  10.68 Sublease, dated as of October 20, 2006, between MAFC and All Night Auto of Bloomington/Normal, LLC, incorporated by reference as Exhibit 10.3 to the Form 8K filed with the SEC on November 7, 2006.

  10.69 Business Management System Agreement, dated as of October 20, 2006, between MAFC, the Registrant and All Night Auto of Bloomington/Normal, LLC, incorporated by reference as Exhibit 10.4 to the Form 8K filed with the SEC on November 7, 2006.

  10.70 Guaranty, dated as of October 20, 2006, by Nicolas Cocco, Richard Pulford and the Registrant, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on Novermber 7, 2006.

  14.1 Code of Ethics of Midnight Holdings Group, Inc., incorporated by reference as Exhibit 14.1 to the Form 8K filed with the SEC on September 20, 2006.

  21.1 Subsidiaries Midnight Auto Holdings Inc. Midnight Auto Franchise Corp All Night Auto Stores, Inc.

  31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The Registrant has requested confidential treatment with respect to the referenced exhibit. In the event that the SEC should deny such request in whole or in part, such exhibit or the relevant portions thereof shall be filed by amendment to this Current Report on Form 10KSB.


ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

SUMMARY:                                        2004                 2005
--------                                        ----                 ----

Audit fees                                                       $121,976
Audit related fees                                                 $4,086
Tax fees                                                               --
Other fees                                                       $ 20,002
                                                                 --------
                                                                 $146,065
                                                                 ========

*[Auditors for Midnight Auto Holdings, Inc.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2006

                                        MIDNIGHT HOLDINGS GROUP, INC.

                                        By: /s/ Nicholas A. Cocco
                                           ----------------------------
                                            Nicholas A. Cocco
                                            Chief Executive Officer

                                        By: /s/ Richard Kohl
                                           ----------------------------
                                            Richard Kohl
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                                  Title                  Date
                                  -----                  ----

/s/ Nicholas A. Cocco             Director               November 15, 2006
----------------------
Nicholas A. Cocco

/s/ Richard Pulford               Director               November 15, 2006
----------------------
Richard Pulford

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT

TO THE BOARD OF DIRECTORS OF
REDOX TECHNOLOGIES CORPORATION
(FORMERLY MIDNIGHT AUTO HOLDINGS, INC.)
CLINTON TOWNSHIP, MICHIGAN

We have audited the accompanying consolidated balance sheets of Redox Technologies Corporation (formerly Midnight Auto Holdings, Inc.) and Subsidiaries and Affiliates as of December 31, 2005 and 2004, and the related consolidated and consolidated and combined statements of operations, stockholders' equity and cash flows for the years 2005 and 2004, respectively. These consolidated and consolidated and combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated and consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Midnight Auto Holdings, Inc. and Subsidiaries and Affiliates as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated and consolidated and combined financial statements have been prepared assuming that the Companies will continue as a going concern. As discussed in Note 5 to the financial statements, the Companies have suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ MILLER, ELLIN & COMPANY, LLP
                                         CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
June 20, 2006 except for footnotes 14
and 16, which are as of November 10, 2006.

                         REDOX TECHNOLOGIES CORPORATION
                     (FORMERLY MIDNIGHT AUTO HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                            ----------------------------------
                                                                                                        DECEMBER 31
                                                                                            ----------------------------------
                                                                                                2005                  2004
                                                                                            ------------          ------------
                                     ASSETS
        CURRENT ASSETS:
                    Cash                                                                    $     29,844          $     39,034
                    Accounts receivable                                                           76,371                17,542
                    Marketable security                                                            8,894                 8,392
                    Inventories                                                                   29,063                18,027
                    Prepaid expenses and other current assets                                      9,626                 5,465
                    Current portion of deferred financing costs                                  111,562                    --
                    Current portion of capital leases receivable                                  59,308                    --
                    Notes receivable, stockholders                                                    --               426,704
                                                                                            ------------          ------------
                                Total current  assets                                            324,669               515,164
                                                                                            ------------          ------------

        PROPERTY AND EQUIPMENT - NET                                                             506,070               142,230
                                                                                            ------------          ------------

        INTANGIBLE ASSET                                                                          30,000                15,000
                                                                                            ------------          ------------

        INVESTMENT IN AND ADVANCES TO JOINT VENTURES - AT EQUITY                                 118,926                    --
                                                                                            ------------          ------------

        OTHER ASSETS:
                    Long term portion of deferred financing costs                                223,124                    --
                    Long term portion of capital leases receivable                                71,495                    --
                    Accrued rental income                                                         34,540                    --
                    Deposits                                                                      14,860                 2,500
                                                                                            ------------          ------------
                                Total other assets                                               344,019                 2,500
                                                                                            ------------          ------------

                                                                                            $  1,323,684          $    674,894
                                                                                            ============          ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

        CURRENT LIABILITIES:
                    Accounts payable                                                        $  1,265,473          $    280,359
                    Current portion of long-term debt                                             44,923                42,482
                    Current portion of capital lease obligations                                  11,361                    --
                    Convertible notes payable, net of $100,721 unamortized discount              399,279                    --
                    Accrued debt non-compliance costs                                          1,250,000                    --
                    Accrued expenses and other current liabilities                               124,411               178,903
                    Income taxes payable                                                          24,971                24,971
                    Accrued director's fees                                                       90,000                50,000
                    Accrued payroll, stockholders                                                     --               654,088
                    Notes payable, stockholders                                                  110,000               124,000
                                                                                            ------------          ------------
                                Total current liabilities                                      3,320,418             1,354,803
                                                                                            ------------          ------------

        LONG-TERM LIABILITIES:
                    Derivative financial instruments                                           8,180,957                    --
                    Line of credit payable, bank                                                  94,168                93,290
                    Long-term debt, less current portion                                         119,150               163,919
                    Capitalized lease obligation, less current portion                            28,129                    --
                    Deferred rent                                                                 42,963                16,184
                                                                                            ------------          ------------
                                Total other liabilities                                        8,465,367               273,393
                                                                                            ------------          ------------

        MINORITY INTEREST                                                                         15,905                    --
                                                                                            ------------          ------------

        COMMITMENTS AND CONTINGENCIES

        STOCKHOLDERS' DEFICIT
                    Common stock, $0.00005 par value; authorized 1,000,000,000
                    shares;  468,733,692 shares issued and outstanding                            23,437                    --
                    Common stock, no par value; authorized 60,000
                    shares; 2,200 shares issued and outstanding                                       --               213,000
                    Accumulated deficit                                                      (10,489,657)           (1,153,995)
                    Other comprehensive loss                                                     (11,786)              (12,307)
                                                                                            ------------          ------------
                                Total stockholders' deficit                                  (10,478,006)             (953,302)
                                                                                            ------------          ------------
                                                                                            $  1,323,684          $    674,894
                                                                                            ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                         REDOX TECHNOLOGIES CORPORATION
                     (FORMERLY MIDNIGHT AUTO HOLDINGS, INC.)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                         YEARS ENDED
                                                                                         DECEMBER 31,
                                                                             ------------------------------------
                                                                                  2005                  2004
                                                                             -------------          -------------
        REVENUES
                     Sales and service income                                $   1,896,041          $   1,509,314
                     Franchise fees                                                 72,000                241,500
                     Royalty income                                                 95,140                 95,351
                                                                             -------------          -------------
                                 Total revenues                                  2,063,181              1,846,165

        COST OF SALES                                                            1,545,716                952,851
                                                                             -------------          -------------

        GROSS PROFIT                                                               517,465                893,314

        OPERATING EXPENSES                                                       2,629,462              1,803,664
                                                                             -------------          -------------

        LOSS FROM OPERATIONS                                                    (2,111,997)              (910,350)
                                                                             -------------          -------------

        OTHER INCOME (EXPENSES)
                     Equity in losses of joint ventures                           (113,339)                    --
                     Gain on sale of equipment                                      29,432                     --
                     Derivative instrument expense                              (5,375,059)                    --
                     Cost of merger                                             (1,733,018)                    --
                     Forgiveness of debt                                            76,434
                     Interest expense                                             (160,360)               (20,071)
                     Interest income                                                32,122                  3,357
                                                                             -------------          -------------
                                                                                (7,243,789)               (16,714)
                                                                             -------------          -------------

        LOSS BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES            (9,355,785)              (927,064)

        LOSS ATTRIBUTABLE TO MINORITY INTEREST                                      20,123                     --
                                                                             -------------          -------------

        LOSS BEFORE PROVISION FOR INCOME TAXES                                  (9,335,662)              (927,064)

        PROVISION FOR INCOME TAXES                                                      --                 12,700
                                                                             -------------          -------------

        NET LOSS                                                                (9,335,662)              (939,764)

        OTHER COMPREHENSIVE INCOME, net of tax:
                     Unrealized gain on marketable security                            521                    493
                                                                             -------------          -------------

        COMPREHENSIVE LOSS                                                   $  (9,335,141)         $    (939,271)
                                                                             =============          =============

        LOSS PER COMMON SHARE
        NET LOSS:
                     Basic and diluted                                       $       (0.03)         $       (0.00)
                                                                             =============          =============

        WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                     Basic and diluted                                         372,394,615            329,228,380
                                                                             =============          =============


The accompanying notes are an integral part of these consolidated financial statements.

                         REDOX TECHNOLOGIES CORPORATION
                     (FORMERLY MIDNIGHT AUTO HOLDINGS, INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2005 and 2004



                                                                              COMMON STOCK                       ADDITIONAL
                                                                    ---------------------------------              PAID-IN
                                                                       SHARES               AMOUNT                 CAPITAL
                                                                    ------------         ------------          ------------

        BALANCE, January 1, 2004                                          4,236          $     16,018          $         --

        Capitalization of stockholder loans                                                                          47,304
        Stock acquired on reorganization                                 (4,236)              (16,018)              (47,304)
        Stock issued on reorganization                                    1,500
        Conversion of stockholder note to common stock                       40                16,000
        Common stock issued                                                 640               181,000
        Common stock issued as compensation                                  40                16,000
        Comprehensive loss:

                    Net loss
                    Unrealized gain on marketable security
                                                                    -----------          ------------          -------------
        BALANCE, December 31, 2004                                        2,220          $    213,000          $         --

        Common Stock issued                                                  40                16,000
        Common Stock cancelled                                           (2,260)             (229,000)
        Common stock issued in reverse merger with Redox            468,733,692                23,437
        Comprehensive loss:

                    Net loss
                    Unrealized gain on marketable security
                                                                    -----------          ------------          -------------
        BALANCE, December 31, 2005                                  468,733,692          $     23,437          $         --
                                                                    ===========          ============          =============


The accompanying notes are an integral part of these consolidated financial statements.

                         REDOX TECHNOLOGIES CORPORATION
                     (FORMERLY MIDNIGHT AUTO HOLDINGS, INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2005 and 2004


                                                                                         OTHER
                                                                     ACCUMULATED      COMPREHENSIVE
                                                                       DEFICIT        INCOME (LOSS)

        BALANCE, January 1, 2004                                   $   (275,935)      $    (12,800)

        Capitalization of stockholder loans
        Stock acquired on reorganization                                 61,704                 --
        Stock issued on reorganization
        Conversion of stockholder note to common stock
        Common stock issued
        Common stock issued as compensation
        Comprehensive loss:

                    Net loss                                           (939,764)
                    Unrealized gain on marketable security                                     493
                                                                   ------------       ------------
        BALANCE, December 31, 2004                                 $ (1,153,995)      $    (12,307)

        Common Stock issued
        Common Stock cancelled
        Common stock issued in reverse merger with Redox
        Comprehensive loss:

                    Net loss                                         (9,335,662)
                    Unrealized gain on marketable security                                     521
                                                                   ------------       ------------
        BALANCE, December 31, 2005                                 $(10,489,657)      $    (11,786)
                                                                   ============       ============




                         REDOX TECHNOLOGIES CORPORATION
                     (FORMERLY MIDNIGHT AUTO HOLDINGS, INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2005 and 2004

                                                            SUBSCRIPTIONS RECEIVABLE             TOTAL
                                                            SHARES            AMOUNT          STOCKHOLDERS'
                                                                                                DEFICIT
        BALANCE, January 1, 2004                            (1,618)       $     (1,618)      $   (274,335)

        Capitalization of stockholder loans
        Stock acquired on reorganization                     1,618                1,618            47,304
        Stock issued on reorganization                                                                 --
        Conversion of stockholder note to common stock                                             16,000
        Common stock issued                                                                       181,000
        Common stock issued as compensation                                                        16,000
        Comprehensive loss:                                                                            --

                    Net loss                                                                     (939,764)
                    Unrealized gain on marketable security                                            493
                                                            ------        ------------       ------------

        BALANCE, December 31, 2004                               0        $         --       $   (953,302)

        Common Stock issued                                                                        16,000
        Common Stock cancelled                                                                   (229,000)
        Common stock issued in reverse merger with Redox                                           23,437
        Comprehensive loss:                                                                            --

                    Net loss                                                                   (9,335,662)
                    Unrealized gain on marketable security                                            521
                                                            ------        ------------       ------------

        BALANCE, December 31, 2005                              --        $         --       $(10,478,006)
                                                            ======        ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                         REDOX TECHNOLOGIES CORPORATION
                     (FORMERLY MIDNIGHT AUTO HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               YEARS ENDED
                                                                                               DECEMBER 31,
                                                                                     ---------------------------------
                                                                                          2005                2004
                                                                                     -------------        ------------
          CASH FLOWS FROM OPERATING ACTIVITIES:
               Net loss                                                              $(9,335,662)         $  (939,764)
               Adjustments to reconcile net loss from operations to net
               cash provided by (used in) operating activities:
                      Depreciation                                                        49,615               53,803
                      Amortization of deferred financing costs                            37,996                   --
                      Derivative instrument expense                                    5,375,059                   --
                      Accrued director's fees                                             40,000               50,000
                      Accrued payroll, stockholders                                           --              654,088
                      Deferred rent expense                                               26,779                5,340
                      Deferred rent income                                               (34,540)                  --
                      Stock compensation                                                      --               16,000
                      Gain on sale of equipment                                          (29,432)                  --
                      Cost of reverse merger                                           1,733,018                   --
                      Equity in losses of joint ventures                                 113,339                   --
                      Loss attributable to minority interest                             (20,123)                  --
                      Changes in assets and liabilities:
                           Accounts receivable                                           (58,829)             (12,059)
                           Inventories                                                   (11,036)              (5,732)
                           Prepaid expenses and other current assets                      (4,161)              (4,027)
                           Deposits                                                      (12,360)                  --
                           Accounts payable                                              891,728              137,931
                           Accrued payroll, stockholders                                (654,088)                  --
                           Accrued expenses and other current liabilities                (54,492)             141,842
                           Income taxes payable                                               --                9,570
                                                                                     -----------          -----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (1,947,189)             106,992
                                                                                     -----------          -----------

          CASH FLOW FROM INVESTING ACTIVITIES:                                                                      --
               Payments received on capital lease                                         41,476                   --
               Purchase of property and equipment                                       (507,840)             (37,915)
               Purchase of intangilble asset                                             (15,000)             (15,000)
               Notes receivable, stockholders                                           (385,956)            (426,704)
               Repayment of notes receivable, stockholders                               812,660                   --
                                                                                     -----------          -----------

          NET CASH USED IN INVESTING ACTIVITIES                                          (54,660)            (479,619)
                                                                                     -----------          -----------

          CASH FLOWS FROM FINANCING ACTIVITIES:
               Net borrowings (payments) under revolving credit agreements                   878              (70,232)
               Deferred financing costs                                                 (372,682)                  --
               Proceeds from term loan                                                        --              230,000
               Principal payments made on capital lease                                   (8,972)                  --
               Advances to joint ventures                                               (232,265)
               Repayment of term loan                                                    (42,328)             (97,886)
               Repayment of note receivable, stockholder                                 (14,000)                  --
               Proceeds from notes payable, stockholders                                      --              140,000
               Proceeds from notes payable                                             2,610,000                   --
               Proceeds from issuance of common shares                                    16,000                   --
               Amounts contributed by minority interest                                   36,028              181,000
                                                                                     -----------          -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,992,659              382,882
                                                                                     -----------          -----------

          NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (9,190)              10,255

          CASH AND EQUIVALENTS - beginning of year                                        39,034               28,779
                                                                                     -----------          -----------

          CASH AND CASH EQUIVALENTS - end of year                                    $    29,844          $    39,034
                                                                                     ===========          ===========

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

          Cash paid during the year for:
               Interest                                                              $    20,815          $    17,280
               Income taxes                                                                   --                3,130

          SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
               Comprehensive income                                                  $       521          $       493
               Capitalization of stockholder loans                                            --               47,304
               Conversion of stockholder note to common stock                                 --               16,000
               Common stock of subsidiaries acquired for cash                                 --               16,018
               Cost of reverse merger                                                  1,748,141                   --
               Fair value of derivative instrument liability                           5,359,935                   --
               Capitalized  lease receivable                                             172,279                   --
               Capital lease payable                                                      48,462                   --


The accompanying notes are an integral part of these consolidated financial statements

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

       Midnight Auto Holdings, Inc. was formed in March 2004 under a plan of reorganization in which it acquired all the outstanding shares of Midnight Auto Franchise Corp and All Night Auto Stores, Inc. in a tax free exchange. On December 30, 2005, Midnight Auto Holdings, Inc. and its shareholders entered into a Share Exchange and Reorganization Agreement with Redox Technologies Corporation (Redox), whereby Redox became the surviving corporation. However, for financial statement purposes, the transaction was treated as a reverse merger and recapitalization whereby Midnight was deemed to be the acquirer, and no goodwill or other intangible assets were recorded. Subsequently, on February 22, 2006, Redox changed its name to Midnight Holdings Group, Inc. Consequently, Midnight Auto Holdings, Inc. shareholders received 467,700,001 shares of Midnight Holdings Group, Inc. (formerly Redox) common stock on the date of the transaction, representing 80% of the outstanding common shares after the merger.

       The business of Midnight Holdings Group, Inc. (formerly Midnight Auto Holdings, Inc.) and its subsidiaries (collectively "the Company') are engaged in the ownership, development, acquisition, leasing, management and operation of automotive retail and commercial service centers specializing in concierge level services. Service center operations are located primarily in the Midwest of the United States, as well as in other select markets in other regions of the United States.

       At December 31, 2005, the Company owned controlling interests in seven regional service centers, held minority interests in two service centers, and did not have any ownership interest in three franchised service centers.

       BASIS OF PRESENTATION

       The consolidated financial statements of the Company for 2005 include all of the subsidiaries of the Company in which the Company has a controlling interest including, in 2004, the Company's retail and franchise operations since the Company's inception in March 2004 and the combined results of operations of Midnight Auto Franchise Corp. and All Night Auto Stores, Inc., two wholly owned subsidiaries, until the date of the reorganization in March, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPALS OF CONSOLIDATION

       The  consolidated  financial  statements  include  the  Company  and  its consolidated subsidiaries after the elimination of inter-company transactions and balances. The entities in which the Company has a minority interest are accounted for on the equity method. All significant inter-company accounts and transactions have been eliminated.

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       USE OF ESTIMATES

       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles .The preparation of financial statements in conformity with such principles requires the use of estimates by management during the reporting period. Actual results could differ from those estimates.

       REVENUE RECOGNITION

       The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin ("SAB) No. 104, "Revenue Recognition", which superseded SAB No. 101, "Revenue Recognition in Financial Statements". Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's prices to buyers are fixed or determinable, and collectibility is reasonably assured.

       The Company derives a majority of its revenues from a combination of direct sales of automotive products and services to retail, commercial and fleet clients through Company owned service center/retail outlets as well as through services provides to our joint-venture partnerships and franchisees.

       These revenues generally consist of facility lease rents, percentages of the sales volume of our joint-venture partnerships. The Company is reimbursed for expenditures made on behalf of the joint-venture partnerships for property operating expenses, real estate taxes, maintenance and repairs, automotive tools, and equipment services and products.

       Revenues also include franchise royalties based upon a percentage of the gross revenue generated by each franchised location as well as other franchise related fees for services provided to franchisees under the terms of their franchise agreements (including, but not limited to, the initial franchisee fees and training fees).

       CASH AND CASH EQUIVALENTS

       Cash represents cash on hand at Company-owned stores and cash on deposit with financial institutions. All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company's cash equivalents are invested in money market accounts.

       MARKETABLE SECURITY

       The Company's marketable security is a mutual fund that is classified as available-for-sale and carried at fair market value determined by its quoted market price. The unrealized gains and losses, net of tax, are included in the determination of comprehensive income and reported in shareholders' deficit.

       INVENTORIES

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Inventories are stated at the lower of cost or market value, and consist primarily of automobile parts and supplies.

       PROPERTY AND EQUIPMENT - NET

       Property and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation is recorded on a declining basis over the estimated useful lives of the respective classes of assets for Company-owned service centers in operation prior to 2005. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective classes of assets for Company-owned service centers that opened subsequent to 2004.

       IMPAIRMENT OF LONG-LIVED ASSETS

       Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These reviews consist of periodic evaluation of the long-lived assets, store-by-store, based on, among other factors, the estimated, undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists. For the years ended December 31, 2005 and 2004, the Company did not record any impairment charges.

       DERIVATIVE FINANCIAL INSTRUMENTS

       The terms of convertible debt and equity securities issued are reviewed to determine whether there are embedded derivative instruments, including embedded conversion features that are required to be accounted for separately.

       Generally, if the Company does not have the ability to settle a conversion option by issuing shares of stock, it is accounted for as a liability.

       In connection with the sale of convertible debt and equity instruments, the Company may also issue detachable stock purchase options or warrants. The Company may also issue options or warrants to non-employees as compensation for consulting or other services. If the Company does not have the ability to settle the options and warrants by issuing shares of its stock, they are accounted as liabilities, rather than as equity.

       Convertible debt and equity securities with detachable options and warrants may be subject to registration rights agreements that impose penalties for failure to register the underlying common stock. The existence of these potential cash penalties may require that the conversion feature or the detachable options or warrants be accounted for as liabilities.

       Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. The fair values of stock purchase options and warrants are determined using either the Black-Scholes Option

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Pricing Model or the Cox-Rose-Rubenstein binomial Model (which yields essentially the same results as the Black-Scholes model).

       To the extent that the initial fair values of the bifurcated and/or freestanding derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

       The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

       LOSS PER SHARE

       Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Common stock equivalents consisting of warrants and convertible notes have not been included, as their effect would be anti-dilutive for the years ended December 31, 2005 and 2004. The per share information has been restated to give effect to the shares issued in connection with the merger.

       SERVICE CENTER OPENING AND CLOSING COSTS

       Service Center opening and closing costs are charged to expense in the year incurred. When the Company closes a service center, the estimated unrecoverable costs are charged to expense.

       ADVERTISING COSTS

       The Company expenses advertising costs as incurred. Advertising costs aggregated approximately $215,000 and $52,000 for the years ended December 31, 2005 and 2004, respectively.

       COMPREHENSIVE INCOME

       Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments classified as available for sale.

       INCOME TAXES

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company accounts for income taxes using the liability method. Deferred income taxes are determined on the temporary differences between the financial statements and tax basis of assets and liabilities measured using the enacted tax rates expected to be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to accrued expenses, depreciation and net operating loss carry-forwards.

       DEFERRED RENT

       The Company has entered into operating lease agreements for its service centers which contain provisions for future rent increases. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to "deferred rent obligation," which is reflected as a liability in the accompanying balance sheet.

NOTE 3 - PER SHARE INFORMATION

         In accordance with SFAS No. 128 "Earnings Per Share", basic earnings per common share ("Basic EPS") is computed by dividing the net income
         (loss) by the weighted-average number of shares outstanding. Diluted earnings per share ("Diluted EPS") is computed by dividing the net income (loss) by the sum of the weighted-average number of common shares and dilutive common stock equivalents and convertible securities then outstanding, SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statement of Operations and Comprehensive Income. Consolidated common stock equivalents were excluded from the computation of Diluted EPS for the years ended December 31, 2005 and 2004 as their effect on the computation of Diluted EPS would have been anti-dilutive.

         The following table sets forth the basic and diluted per share information:


                                                                                             YEARS ENDED
                                                                                             DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2005               2004
                                                                               -----------------  ------------------
Numerator:
     Net loss                                                                       $(9,335,141)         $ (939,271)
                                                                               =================  ==================

Denominator:
     Basic weighted-average common shares outstanding                               372,394,615         329,228,380
     Add: Common stock equivalents                                                            0                   0
                                                                               -----------------  ------------------
     Basic and diluted weighted-average common shares outstanding                   372,394,615         329,228,380
                                                                               =================  ==================
 Per Share Information:
     Net loss - basic and diluted                                                       $ (0.03)            $ (0.00)
                                                                               =================  ==================

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Due to their anti-dilutive effect, 5,670,000 warrants were not considered in the calculation of earnings per share.

NOTE 4 - PROFORMA RESULTS OF OPERATIONS

         The following table shows the unaudited proforma results of the Company, giving effect to the merger between Redox Technology Corporation and Midnight Auto Holdings, Inc., assuming the merger was consummated at the beginning of fiscal year 2004.

                                                                 Years Ended
                                                                 December 31,
                                           --------------------------------------------------------
                                                     2005                           2004
                                           --------------------------     -------------------------
                                             Actual       Proforma          Actual      Proforma
Revenues                                    $ 2,063,181  $  2,063,181     $ 1,846,165   $ 1,846,165

Loss from operations                         (9,335,662)  (10,314,851)       (938,764)   (2,615,800)

Net loss                                    $(9,335,141) $(10,314,330)    $  (939,257)  $(2,628,007)

Basic and Diluted Per Share Information:
     Net loss                                   $ (0.03)      $ (0.02)        $ (0.00)      $ (0.01)
                                           ============  ============     ===========  ============


Weighted-average common shares outstanding  372,394,615   457,552,487     329,229,380   409,950,996
                                           ============  ============     ===========  ============


NOTE 5 - GOING-CONCERN ISSUES ARISING FROM RECURRING LOSSES AND
         CASH FLOW PROBLEMS

       As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of December 31, 2005, the Company's current liabilities exceeded its current assets by approximately $2,996,000 and it had a stockholders' deficit of approximately $10,478,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a plan of expansion to increase revenues and profitability. The 2006 plan includes:

              1. The Company completed a reverse merger into a public shell on December 30, 2005 so that it will be able to take advantage of both public and private funding offerings to continue its market expansion.

              2.     Entering   into   various   agreements   with  real  estate
                     developers allowing the Company to begin expanding its retail presence in the market place.

              3. Expanding its existing joint-venture operations in Illinois and Arizona.

              4.     The addition of new joint-venture operations.

              5. Obtaining $4,500,000 in additional financing, of which $3,600,000 has already been received in 2006.

              6. Increasing its existing store sales and new store sales through increased product offerings to the public.

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - NOTES RECEIVABLE, STOCKHOLDERS

       In 2005 and 2004, the Company advanced monies to its key employees, all of whom were stockholders, which were evidenced by unsecured variable amount promissory notes due on demand. Interest on these notes was at the short-term Applicable Federal Rate and the notes were due before December 31st of each year. Interest on these notes totaled $22,940 for 2005 and $3,356 for 2004. The notes were repaid in December 2005.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

       Property and equipment, net consists of the following:

                                            DECEMBER 31,
                                  -------------------------------     ESTIMATED
                                       2005              2004        USEFUL LIFE
                                  -------------     -------------    -----------

Machinery and equipment               $551,376         $ 277,700       7 years
Leasehold improvements                   5,630             5,630       10 years
Office equipment                       145,752             5,974       5 years
                                  -------------     -------------
                                       702,758           289,304
Less: accumulated depreciation         196,688           147,074
                                  -------------     -------------
Property and equipment, net           $506,070         $ 142,230
                                  =============     =============

       Depreciation expense for the years ended December 31, 2005 and 2004 was $49,615 and $53,803, respectively.

NOTE 8 - INTANGIBLE ASSET

       The intangible asset represents the design plans for All Night Auto Service Centers. Since a useful life cannot be determined, there is no amortization provided on this asset. Impairment is assessed each year.

NOTE 9 - LINE OF CREDIT

       In 2005, the Company renewed a $100,000 line of credit with a bank with a due date of May 9, 2006, which was subsequently extended to May 9, 2007. Borrowings under the line are subject to interest at 1/2% above the banks prime rate. The loan is secured by the Company's inventory and equipment and is guaranteed by the three major stockholders of the Company. The balance due at December 31, 2005 and 2004 was $94,168 and $93,290 respectively. Interest for 2005 and 2004 amounted to $6,229 and $7,148, respectively.

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - NOTES PAYABLE, STOCKHOLDERS

       Outstanding notes to stockholders at December 31, 2005 and 2004 were as follows:


                                                                               DECEMBER 31,
                                                                 --------------------------------------
                                                                      2005                  2004
                                                                 ----------------     -----------------

Unsecured 90 day note dated November 11, 2004, payable with
interest at 8% per annum. Upon the occurrence of any Event of
Default, interest shall accrue at the rate of 24%
per annum                                                               $ 30,000              $ 30,000

Unsecured 90 day note dated October 1, 2004, payable with interest at 8% per annum. Upon the occurrence of any Event of Default, interest shall accrue at the rate of 24%
per annum                                                                 40,000                40,000

Unsecured 90 day note dated December 27, 2004, payable with
interest at 8% per annum. Upon the occurrence of any Event of
Default, interest shall accrue at the rate of 24%
per annum                                                                 40,000                40,000

Note payable dated March11, 2004 in the original amount of $30,000, due April 30, 2004, with interest at 10% per annum payable on demand and secured by $100,000 cashless warrants exercisable at
$1.00. $16,000 of the note was converted to common stock in July,
2004. The balance was repaid May 30, 2005.                                    --                14,000
                                                                 ----------------     -----------------
                                                                       $ 110,000             $ 124,000
                                                                 ================     =================

         These notes were classified as current liabilities at December 31, 2005 and 2004, respectively as they were all short term notes at their inception.

         The unsecured notes were not paid when due and remain unpaid.

         Interest on the notes totaled $24,885 and $2,791 for the years ended December 31, 2005 and 2004 respectively. Accrued interest as of December 31, 2005 and 2004 on these notes was $25,549.18 and $2,791, respectively.

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - NOTES PAYABLE - BANK

         On May 27, 2004, the Company borrowed $230,000 under a five year installment note from the same bank that it has a line of credit with. The note is payable in 60 monthly installments of $4,413 including interest at 5.6%. The note is collateralized by the property leased to one of the operating centers that is owned by a company whose stockholders are also stockholders in the Company. The balances at December 31, 2005 and 2004 are as follows:

                                               DECEMBER 31,
                                 -----------------------------------------
                                      2005                     2004
                                 ----------------        -----------------

         Note payable to Bank          $ 164,073                $ 206,401
         Less - current portion           44,923                   42,590
                                 ----------------        -----------------
         Long-term portion             $ 119,150                $ 163,811
                                 ================        =================


       Interest on the loan was $10,627 and $7,184 for the years ended December 31, 2005 and 2004 respectively.

       At December 31, 2005, future payments due on the note are as follows:

           Year ending             Amount
         ----------------      ---------------
              2006                   $ 44,908
              2007                     47,488
              2008                     50,217
              2009                     21,460
                               ---------------
                                     $164,073
                               ===============


NOTE 12 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE FINANCIAL INSTRUMENTS

       On April 27 and June 11 of 2004, Redox issued four 12% callable secured convertible notes and 1,000,000 common stock purchase warrants, for an aggregate of $500,000. The notes are due April 26, 2006 and June 10, 2006. $120,000 of the $500,000 proceeds was paid to the investors as prepaid interest, resulting in a discount and an effective interest rate of approximately 24% on the notes. The notes are convertible into common stock of the Company at the lower of 55% of the average market price for the three lowest trading days in the 20 days preceding conversion or $.08. The warrants have a 5 year life and are exercisable $.005 per share.

       On December 31, 2005, the Company issued four 9% callable secured convertible notes accompanied with 5,220,000 common stock purchase warrants, for an aggregate of $2,610,000. These notes replaced notes of the same amount from the same lender and the lender forgave accrued interest of $76,434 on the old notes. The new notes, together with accrued and unpaid interest, are convertible at any time at the option of the holder into shares of common stock of the Company at the lesser of $.02 per share or 25% of the average of the lowest 3 trading days from the last 20 trading days ending one day prior to the date of conversion. Interest is due at the end of each quarter. The face amount of the notes are due on December 31, 2008, if not previously converted to common stock. The warrants have a five year life and are exercisable at $.08 per share.

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       In connection with the long term notes and the warrants, the Company entered into Registration Rights Agreements with the investors, requiring the Company to file a registration statement registering 200% of the shares of common stock issuable upon conversion of the notes and the shares of common stock issuable upon repayment of the principal amount of the notes, including any interest accrued thereon, and 100% of the shares of common stock issuable upon exercise of the warrants. The required registration statements have not yet been filed. Therefore, upon the merger, the Company assumed penalties of $1,250,000 under the terms of the old Redox notes. These penalties were forgiven in June, 2006 and accordingly, the penalty reversals will be taken into income in the second quarter of 2006.

       As long as the notes are outstanding, if the Company enters into any subsequent financing on terms more favorable than the terms governing the notes, then the holders of the notes have the option to exchange the notes, valued at their stated value, together with accrued but unpaid interest for the securities to be issued in the subsequent financing. Additionally, if the Company issues common stock or other securities convertible into common stock at a price per share lower than the conversion price of the notes, the conversion price of the notes will be reduced to that lower conversion price.

       All of the warrants require that, if the Company issues common stock or other securities convertible into common stock at a price per share lower than the market price, the exercise price of the warrants will be reduced to that lower price.

       Because the conversion price of the notes and the exercise price of the warrants will be lower if the Company sells securities at a lower conversion or exercise price and the conversion price is variable based on market conditions, the number of shares that the Company may have to issue on conversion of the notes is not fixed determinable. As a result, the embedded conversion feature of the notes as well as the warrants must be accounted for as liabilities separate from the notes. These derivative financial instrument liabilities are initially recorded at their fair market value and are then adjusted to fair value at the end of each subsequent period, with any changes in the fair market value charged or credited to income in the period of change.

       A summary of the notes and derivative liability is as follows:

       Proceeds of the 2004 notes less unamortized discount        $   399,279
       Procceds of the 2005 notes                                    2,610,000
       Less: Amounts attributable to embedded derivatives           (2,610,000)
                                                                ---------------
       Carrying value of the notes                                 $   399,279
                                                                ===============
       Amounts attributable to derivative liabilities              $ 8,180,957
                                                                ===============

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES

       The provision for federal and state income taxes is summarized as follows:

                                              Year Ended
                                    --------------------------------
                                              December 31,
                                    --------------------------------
                                        2005              2004
                                    -------------     --------------
       Current:
          Federal                      $      --          $   4,000
          State                               --              8,700
                                    -------------     --------------
                                       $      --          $  12,700
       Deferred:
          Federal                      $ 486,000          $ 315,000
          Valuation allowance           (486,000)          (315,000)
                                    -------------     --------------
                                              --                 --
                                    -------------     --------------
                                       $      --          $  12,700
                                    =============     ==============


       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The major temporary differences that give rise to the deferred tax assets and liabilities are depreciation and net operating loss carry forwards. The net deferred tax assets were $921,000 and $435,000 at December 31, 2005 and 2004 respectively. The Company has provided a 100% valuation allowance against the deferred tax assets as it is not certain if these assets will provide any future tax benefits.

       At December 31, 2005, the Company has available unused net operating losses of approximately $2,620,000 that may be applied against future taxable income and that expire between the years 2022 and 2025.

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES

       CAPITAL LEASE PAYABLE

       In February 2005, the Company entered into an agreement to lease certain equipment under a capital lease. The equipment was then sublet to one of the service centers in which the Company has a minority interest. Since both the lease and the sublease contain a bargain purchase option, the leases were treated as a purchase and sale. Future minimum lease payments under the capital lease are as follows:

         YEARS ENDING
         DECEMBER 31,
       ---------------

          2006                                                    $ 13,376
          2007                                                      13,376
          2008                                                      13,376
          2009                                                       3,344
                                                                -----------
          Total minimum lease payments                              43,472
          Less: Amount representing interest                         3,982
                                                                -----------
          Present value of future minimum lease payments            39,490
          Less: Current maturities                                  11,361
                                                                -----------
          Capital lease obligations, net of current maturities    $ 28,129
                                                                ===========



       CAPITAL LEASES RECEIVABLE

       Future minimum lease payments receivable under the capital leases are as follows:

         YEARS ENDING
         DECEMBER 31,
       ---------------

          2006                                                   $ 67,821
          2007                                                     64,449
          2008                                                     10,445
                                                               -----------
          Total minimum lease receipts                            142,715
          Less: Amount representing interest                       11,912
                                                               -----------
          Present value of future minimum lease receipts          130,803
          Less: Current maturities                                 59,308
                                                               -----------
          Capital lease receipts, net of current maturities      $ 71,495
                                                               ===========




         OPERATING LEASES PAYABLE

         The Company leases locations for the operations of its stores. As of December 31, 2005 minimum future lease payments for these locations, in the aggregate, are as follows:

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           YEAR ENDING                                 TOTAL LEASE
           DECEMBER 31,                                 OBLIGATION
         ------------------                         ---------------
               2006                                     $  392,502
               2007                                        323,313
               2008                                        264,010
               2009                                        271,577
               2010                                        242,934
            Thereafter                                   2,769,885
                                                    ---------------
               Total                                    $4,264,221
                                                    ===============


       Rent expense under operating leases approximated $ 269,000 and $190,000 for the years ended December 31, 2005 and 2004, respectively.

       OPERATING LEASES RECEIVABLE

       The Company has entered into lease agreements with its joint venture partners providing rental income to the Company. As of December 31, 2005, minimum future rental receipts, in the aggregate, are as follows:

            YEAR ENDING                               TOTAL LEASE
            DECEMBER 31,                               OBLIGATION
         -------------------                        -----------------

                2006                                       $ 307,271
                2007                                         314,884
                2008                                         322,699
                2009                                         330,724
                2010                                         281,900
                Thereafter                                 3,469,265
                                                    -----------------
                Total                                     $5,026,743
                                                    =================

       EMPLOYMENT AGREEMENTS

       The Company has an employment agreement with an employee which provides for an annual salary of $125,000 which renews annually.

       The Company also has an employment agreement with an employee which provides for an annual salary of $105,000 which expires in January 2009.

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       CONSULTING AGREEMENTS

       The Company entered into a consulting agreement on December 20, 2005, which modified an earlier agreement with the same consultants. The agreement was to identify opportunities to raise capital or obtain financing. This modified agreement calls for a fee of $261,000, of which $186,000 was outstanding at December 31, 2005. In addition, the consultants are to receive 250,000 warrants exercisable for a period commencing six months post merger and ending 5 years for from date of issuance based upon an average of $0.02 (the six months post merger holding period trading price).

       On April 3, 2006, the Company entered into a consulting agreement for the consultant to provide consulting services to the Company. The consultant is to receive a consulting fee of $160,000 annually and has been granted warrants for the purchase of up to 150,000 shares of the common stock of the Company, exercisable at $1.00 per share commencing July 1, 2006 through July 1, 2010. The consulting agreement may be terminated upon thirty days written notice by either party.

       On August 28, 2006, the Company entered into an employment agreement with an individual to serve in the capacity as Chief Operating Officer. The employee is to receive an annual salary of $130,000 and one million shares of the Company's common stock which vests on the second anniversary of the employment contract. Based on performance incentives, the employee may be entitled to an annual bonus.

       LITIGATION

       In July 2005, a claim was filed in North Carolina against All Night Auto, Inc. (a subsidiary of All Night Auto Stores, Inc.) which operates the service center in Troy, Michigan seeking to recover damages as a result of an alleged breach of a commercial lease between the parties for approximately $83,000. Pursuant to a settlement agreement entered into between the parties in September 2006, the Company is to pay to the plaintiff $50,000 over a ten month period beginning August 2006 in full settlement of alleged breach of the commercial lease between the two parties. This will be reflected as additional rent expense over the ten month period.

       On March 28, 2006, a complaint was filed in Michigan against Midnight Auto Holdings, Inc. by a former employee and officer of the company who is also a shareholder and director of the company seeking a declaratory judgment and ruling regarding his February 27, 2006 termination and the parties March 10, 2004 employment agreement as well as damages in the amount of $92,500 and an unspecified amount in excess of $25,000 for breach of contract. Legal counsel is unable to express an opinion at this time as to the probable outcome of this matter.

       In October, 2006, a complaint was filed against the Company by the landlord of one of the Company's subsidiaries. The subsidiary ceased paying rent in September, 2005 as it had discontinued operations at this location. The lawsuit attempts to collect rents due for the remainder of the term of the lease (allegedly $157,996) which runs through June, 2007. The Company has continued to accrue rent under the lease agreement and had accrued $19,854 as of December 31, 2005.

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RELATED PARTY TRANSACTIONS

       The Company leases one of its service centers from a company whose stockholders are also stockholders in the Company. The rent paid to the lessor was $69,218 and $22,707 for the years ended December 31, 2005 and 2004, respectively. The rent due at December 31, 2004 was $22, 874, which was included in accrued expenses. The lessor has granted the property which it leases to the Company as collateral for the note payable of $230,000.

       The Company made advances to stockholders and officers under notes payable totaling $385,956 and $426,704 in 2005 and 2004, respectively. Interest on the notes totaled $22,940 and $3,356 in 2005 and 2004, respectively. All advances were repaid prior to December 31, 2005.

       Three stockholders loaned the Company a total of $140,000 during 2004 under notes payable. The amount due the stockholders was $110,000 and $124,000 at December 31, 2005 and 2004, respectively. Interest accrued on these notes was $24,885 and $2,791 for 2005 and 2004 respectively, which is included in accrued expenses at December 31, 2005 and 2004.

       For the year ended December 31, 2005, the Company accrued office rent payments to its chief executive officer, who is also a stockholder, in the amount of $33,333 for the use of a portion of his residence as office space.

NOTE 16 - SUBSEQUENT EVENTS

       In 2006, the Company obtained an additional $3,600,000 of financing from the same lenders and with similar terms as disclosed in the financial statements for operating capital purposes. In June 2006, the lenders forgave all penalties and liquidated damages incurred through June 30, 2006, including the $1,250,000 the Company assumed on the merger.

       On April 3, 2006, the Company entered into an agreement with a consultant who is to provide consulting services to the Company. The consultant is to receive a consulting fee of $160,000 annually and has been granted warrants for the purchase of up to 150,000 shares of the common stock of the Company, exercisable at $1.00 per share commencing July 1, 2006 through July 1, 2010.

       On August 28, 2006, the Company entered into an employment agreement with an individual to serve in the capacity as Chief Operating Officer. The employee is to receive an annual salary of $130,000 and one million shares of the Company's common stock which vests on the second anniversary of the employment contract. Based on performance incentives, the employee may be entitled to an annual bonus.

                         REDOX TECHNOLOGIES CORPORATION
                     (Formerly Midnight Auto Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       In April, 2006, the Company began relocating and consolidating four of its company-owned stores that would not be able to contribute to its retail expansion plans so that personnel could increase its focus on retail mall locations and corresponding development activities. The assets of the closed stores will be relocated to new service center locations beginning in July 2006.

       As discussed in Note 12, the Company will adjust the fair value of the derivative financial instruments. As of March 31, 2006, this adjustment will result in a charge of approximately $66.7 million dollars. No determination has yet been made of the effect of valuing the fair value of the derivative financial instruments for the subsequent reporting periods.