Form 10QSB
period 2006-03-31
MIDNIGHT HOLDINGS GROUP INC
filed 2007-03-28
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED - MARCH 31, 2006

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [__] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

Registrant had 476,850,001 issued and outstanding shares of common stock, par value $.00005 per share, as of March 1, 2007

Transitional Small Business Disclosure Format (Check one):  Yes [_]    No [X]

                                TABLE OF CONTENTS

HEADING                                                                                     PAGE
-------                                                                                     ----
                          PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements..........................................................   2

                  Balance Sheets -  March 31, 2006 and December 31, 2005...................   2

                  Statements of Operation and Comprehensive Loss - Three months ended
                  March 31, 2006 and 2005..................................................   3

                  Statements of Cash Flow - Three months ended March 31, 2005
                  and 2005.................................................................   4

                  Notes to Financial Statements ...........................................   5

Item 2.      Management's Discussion and Analysis or Plan of Operations....................   8

Item 3.      Controls and Procedures.......................................................  13


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.............................................................  14

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...................  16

Item 3.      Defaults Upon Senior Securities...............................................  31

Item 4.      Submission of Matters to a Vote of Securities Holders.........................  32

Item 5.      Other Information.............................................................  32

Item 6.      Exhibits and Reports on Form 8-K..............................................  37

             Signatures....................................................................  44

                          PART I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                          MIDNIGHT HOLDINGS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    DECEMBER 31,
                                                                 MARCH 31,             2005
                                                                   2006             (RESTATED)
                                                              -------------        -------------
                                   ASSETS
CURRENT ASSETS:
    Cash                                                      $      27,703        $      29,844
    Accounts receivable                                             122,389               76,371
    Marketable securities                                             9,575                8,894
    Inventories                                                      30,623               29,063
    Prepaid expenses and other current assets                         8,696                9,627
    Current portion of deferred financing costs                     111,562              111,562
    Current portion of capital leases receivable                     59,308               59,308
                                                              -------------        -------------
        Total current assets                                        369,856              324,669
                                                              -------------        -------------
Property and equipment - net of $215,239, & $196,689
accumulated depreciation,  respectively                             498,362              506,070
Intangible asset                                                     30,000               30,000
Investment in and advances to equity method investee                104,484              118,926
Long term portion of deferred financing costs                       195,233              223,124
Long term portion of capital leases receivable                       57,849               71,495
Accrued rental income Deposits                                       46,625               34,540
                                                                     15,010               14,860
                                                              -------------        -------------

Total assets                                                  $   1,317,419        $   1,323,684
                                                              =============        =============

               LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                          $   1,073,644        $   1,265,473
    Current portion of long-term debt                                45,542               44,923
    Current portion of capital lease obligations                     11,361               11,361
    Convertible notes payable
                                                                    539,594              399,279
    Accrued convertible debt non-compliance costs                 1,401,948            1,041,046
    Accrued expenses and other current liabilities                  199,763              124,411
    Income taxes payable
                                                                     24,971               24,971
    Accrued director's fees
                                                                     80,000               90,000
    Notes payable, stockholders
                                                                    110,000              110,000
    Derivative financial instruments                            119,177,529           12,039,667
                                                              -------------        -------------
        Total current liabilities                               122,664,352           15,151,131

LONG-TERM LIABILITIES:
    Line of credit payable, bank                                     94,168               94,168
    Long-term debt, less current portion                            107,540              119,150
    Capitalized lease obligation, less current portion               25,351               28,129
    Deferred rent
                                                                     93,449               42,963
        Total liabilities                                       122,984,860           15,435,541

MINORITY INTEREST                                                         -               15,905
                                                              -------------        -------------

COMMITMENTS AND CONTINGENCIES                                             -                    -

STOCKHOLDERS' DEFICIT
    Common stock, $0.00005 par value; 1,000,000,000
    shares
    authorized; 468,733,692 shares issued and outstanding            23,437               23,437
   Accumulated deficit                                         (121,679,773)         (14,139,413)
    Other comprehensive loss                                        (11,105)             (11,786)
                                                              -------------        -------------
        Total stockholders' deficit                            (121,667,441)         (14,127,762)
                                                              -------------        -------------

    Total liabilities and  stockholder's deficit              $   1,317,419        $   1,323,684
                                                              =============        =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIDNIGHT HOLDINGS GROUP, INC.
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ==============================
                                                         2006            2005
                                                    =============    =============
REVENUES
      Sales and service income                      $     581,251    $     372,030
      Franchise fees                                            -           68,500
      Royalty income                                        9,060           22,691
                                                    -------------    -------------
                         Total revenues                   590,311          463,221

COST OF SALES                                             721,670          342,929
                                                    -------------    -------------

GROSS PROFIT (LOSS)                                      (131,359)         120,292

OPERATING EXPENSES                                        852,991          461,115
                                                    -------------    -------------

LOSS FROM OPERATIONS                                     (984,350)        (340,823)
                                                    -------------    -------------

OTHER INCOME (EXPENSES)
      Equity in net losses equity method investee         (49,500)          (4,458)
      Derivative instrument expense                  (106,439,079)               -
      Interest expense                                    (85,735)         (11,623)
      Interest income                                       2,398            4,291
                                                    -------------    -------------
                                                     (106,571,916)         (11,790)
                                                    -------------    -------------

LOSS BEFORE MINORITY INTEREST                        (107,556,266)        (352,613)

LOSS ATTRIBUTABLE TO MINORITY INTEREST                     15,906                -
                                                    -------------    -------------

NET LOSS                                             (107,540,360)        (352,613)

OTHER COMPREHENSIVE INCOME, net of tax:
      Unrealized gain on marketable security                  681                -
                                                    =============    =============

COMPREHENSIVE LOSS                                  $(107,539,679)   $    (352,613)
                                                    =============    =============

NET LOSS PER COMMON SHARE:
      Basic and diluted                             $       (0.23)   $       (0.00)
                                                    =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic and diluted                               468,733,692      367,522,111
                                                    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIDNIGHT HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ==============================
                                                                        2006            2005
                                                                   =============    =============
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $(107,540,360)   $    (352,613)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation                                                     18,550           11,351
         Amortization of deferred financing costs                         27,891            5,336
         Derivative instrument expense                               106,439,079                -
         Gain on sale of equipment                                             -          (22,468)
         Equity in losses of equity method investee                       49,500           (7,849)
         Loss attributable to minority interest                          (15,906)               -
         Changes in assets and liabilities:
              Accounts receivable                                        (46,018)            (290)
              Inventories                                                 (1,560)               -
              Prepaid expenses and other current assets                  (11,154)          (4,308)
              Deposits                                                      (150)               -
              Accounts payable                                          (191,828)          81,133
              Accrued expenses and other current liabilities             115,838          296,455
                                                                   -------------    -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (1,156,118)           6,747
                                                                   -------------    -------------

CASH FLOW FROM INVESTING ACTIVITIES
     Payments received on capital lease                                   13,646            3,882
     Purchase of property and equipment                                  (10,842)         (65,896)
     Purchase of intangilble asset                                             -          (15,000)
     Notes receivable, stockholders                                            -         (119,878)
                                                                   -------------    -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        2,804         (196,892)
                                                                   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (payments) under revolving credit agreements               -          (10,395)
     Deferred financing costs                                                  -          (71,396)
     Principal payments made on capital lease                             (2,778)            (877)
     Advances to joint ventures                                          (35,058)         (17,222)
     Repayment of term loan                                              (10,991)               -
     Proceeds from notes payable                                       1,200,000          500,000
                                                                   -------------    -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,151,173          400,110
                                                                   -------------    -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (2,141)         209,965

CASH AND EQUIVALENTS - beginning of period                                29,844           39,034
                                                                   -------------    -------------

CASH AND CASH EQUIVALENTS - end of period                          $      27,703    $     248,999
                                                                   =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:

     Interest                                                      $       5,215    $       3,568
     Income taxes                                                          8,615                -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Comprehensive income                                          $         179    $           -
     Fair value of derivative instrument liability                   107,323,018                -
     Fair value of convertible notes payable                             140,315
     Debt non-compliance costs                                           360,902
     Capitalized  lease receivable                                             -          130,325
     Capital lease payable                                                     -           48,462

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MIDNIGHT HOLDINGS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Midnight Holdings Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Midnight's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB for the year ended December 31, 2005 have been omitted.

NOTE 2 - GOING CONCERN

As set forth in the accompanying financial statements, Midnight incurred recurring net losses of $107,540,360 for the three months ended March 31, 2006 which included non-cash items of $27,891 for amortization of deferred financing costs and $106,439,079 for loss in the fair value of derivative instrument liabilities, has an accumulated deficit of $121,679,773 and a working capital deficit of $122,294,496 as of March 31, 2006. These conditions raise substantial doubt as to Midnight's ability to continue as a going concern. Management has raised funds through the sale of convertible notes and continues to seek financing to fund its operating losses and revenue growth plans (See Note 3). The financial statements do not include any adjustments that might be necessary if Midnight is unable to continue as a going concern.

NOTE 3 - ADDITIONAL BORROWINGS

During the quarter ended March 31, 2006, Midnight issued 10% callable secured convertible notes to four investors with 2,000,000 common stock purchase warrants, for an aggregate of $1,200,000. The new notes, together with accrued and unpaid interest, are convertible at any time at the option of the holder into shares of common stock of Midnight at the lesser of $.02 per share or 25% of the average of the lowest 3 trading days from the last 20 trading days ending one day prior to the date of conversion. Interest is due at the end of each quarter. The face amounts of the notes are due three years from the date of issuance. The due dates range from December 31, 2008 to March 6, 2009. The warrants have a five year life and are exercisable at $.08 per share.

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

As long as the notes are outstanding, if the Company enters into any subsequent financing on terms more favorable than the terms governing the notes, then the holders of the notes have the option to exchange the notes, valued at their stated value, together with accrued but unpaid interest for the securities to be issued in the subsequent financing. Additionally, if Midnight issues common stock or other securities convertible into common stock at a price per share lower than the conversion price of the notes, the conversion price of the notes will be reduced to that lower conversion price.

All of the warrants require that, if Midnight issues common stock or other securities convertible into common stock at a price per share lower than the market price, the exercise price of the warrants will be reduced to that lower price.

NOTE 4 - DERIVATIVE LIABILITY

Midnight evaluated the application of SFAS 133 and EITF 00-19 for the conversion options on the debentures and the warrants. Based on the guidance in SFAS 133 and EITF 00-19, Midnight concluded both the conversion option and the warrants were required to be accounted for as derivatives. Existing agreements as well as the convertible debentures issued in the first quarter of 2006 have variable conversion prices resulting in an indeterminate number of shares to potentially be issued. This creates the possibility that Midnight will not have enough available shares to settle all outstanding common stock equivalents. SFAS 133 and EITF 00-19 require Midnight to bifurcate and separately account for the conversion option as an embedded derivative and the warrants as freestanding derivatives. Midnight is required to record the fair value of the conversion options and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations  as "Gain (loss) on  derivative  liability."

Midnight used the Black Scholes pricing model to determine the fair values of the embedded conversion options derivatives and the warrants. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management's judgment, and which may impact net income or loss. Midnight uses volatility rates based upon the closing stock price of industry competitors due to Midnight's lack of historical trading history. Midnight uses a risk free interest rate which is the U. S.
Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. Midnight uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. Midnight used the following assumptions for the Black Scholes pricing model: market price on date of issuance; no expected dividend yield; expected volatility of 60%; risk-free interest rates of 3.93% to 4.83%; and option terms equal to the term of the warrant or term of the debenture for conversion options.

A summary of the convertible notes and derivative liability is as follows:

                                                          12/31/2005        Changes         3/31/2006
                                                        -------------    -------------    -------------
Proceeds of notes less unamortized discount            $   3,009,279    $           -    $   3,009,279

Proceeds of the 2006 notes                                                  1,200,000        1,200,000

Less: Amounts attributable to embedded derivatives        (2,610,000)      (1,059,685)      (3,669,685)
                                                       -------------    -------------    -------------
Carrying value of the notes                            $     399,279    $     140,315    $     539,594
                                                       =============    =============    =============

Amounts attributable to derivative instrument          $  12,039,667    $ 107,137,862    $ 119,177,529
                                                       =============    =============    =============

Amounts attrributable to accrued debt non-compliance   $   1,041,046    $     360,902    $   1,401,948
                                                       =============    =============    =============

The proceeds from the issuance of the debentures and warrants was first allocated to the warrant derivatives based on their fair values and then to the embedded derivatives based on their fair values. To the extent that the fair values of the derivatives exceeded the proceeds a loss on derivatives was recognized at issuance date in the Consolidated Statements of Operations. The discount to the debentures created by the allocation of the proceeds to the derivatives will be amortized over the life of the debentures using the effective interest method.

NOTE 5 - RESTATEMENT

During the 1st quarter of 2007, Midnight discovered errors in previously calculated amounts for Midnight's derivative liability accrued convertible debt non-compliance costs as of December 31, 2005. The errors resulted in an increase to the derivative liability and loss on Midnight's derivative instruments in the amount of $3,858,710 and a decrease in accrued debt non-compliance costs of $208,954.

NOTE 6 - SUBSEQUENT EVENTS

During the 4th quarter of 2006, Midnight entered into an agreement with a third party investor to acquire ownership in a service center. This investor consists of two LLC's and Midnight Auto Franchise Corp. (MAFC). MAFC will have a 20.74% ownership in the new entity and is a Class B member, and has entered into a management agreement with the new entity. Among other provisions of the operating agreement, the Class A member has been granted the right and option to sell to the Class B member (MAFC) all or any part of the Class A Member's Membership Interest in the new entity on or after the date on which the entity incurs a cumulative net operating loss of $150,000 or more. The put purchase price shall be equal to the sum of the Class A Member's original Capital Contribution (reduced by any prior return of capital to the Class A Member and any accrued but unpaid Preferred Return Amount (17% of the weighted average of the Capital Contribution). No determinations have been made regarding the profitability of the entity.

On January 12, 2007, the Company entered into an employment agreement with its Chief Executive Officer which provides for an annual base salary of $275,000 in the first year, $355,000 in the second year and $395,000 in the third year. The agreement automatically renews annually at the end of the initial term unless terminated by the Company or the executive upon not less than 90 days notice prior to any renewal period.

The agreement provides for various performance bonuses at the end of the first year which could reach 125% of the executives' base salary. The bonuses in future years are to be based on performance criteria, but the amounts have not been established.

The agreement also grants a stock option of 90,000,000 shares which vest equally over the initial three years of the agreement and are exercisable at 110% of the fair market value per share on the date of grant.

On January 12, 2007, the Company entered into an employment agreement with its Executive Vice-president and Chief Financial Officer which provides for an annual base salary of $200,000, subject to review at the end of each year of the agreement. The agreement automatically renews annually at the end of the initial term unless terminated by the Company or the executive upon not less than 90 days notice prior to any renewal period.

The agreement also grants a stock option of 12,000,000 shares which vest equally over the initial three years of the agreement and are exercisable at 110% of the fair market value per share on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

         THIS QUARTERLY REPORT ON FORM 10-QSB AND ANY DOCUMENTS INCORPORATED HEREIN CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). WE CLAIM THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE REFORM ACT. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS QUARTERLY REPORT, STATEMENTS THAT ARE NOT STATEMENTS OF CURRENT OR HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "PLAN", "INTEND", "MAY," "WILL," "EXPECT," "BELIEVE", "COULD," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR SIMILAR EXPRESSIONS OR OTHER VARIATIONS OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

         ANY REFERENCE TO THE "COMPANY, "MIDNIGHT," THE "REGISTRANT", THE "SMALL BUSINESS ISSUER", "WE", "OUR" OR "US" MEANS MIDNIGHT HOLDINGS GROUP, INC.

            The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements as of March 31, 2006 and for the quarters ended March 31, 2006 and 2005, and the notes thereto, all of which consolidated financial statements are included elsewhere in this Form 10-QSB.

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

                  Our significant accounting policies are disclosed in the Notes to our consolidated financial statements. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

         The Company receives revenue from services provided to our joint-venture partnerships and franchisees that include sales of purchased automotive tools, equipment, retail products, facility lease rents, supplies, marketing and a percentage of their sales. In addition, the Company is reimbursed for expenditures related to property operating expenses, real estate taxes, maintenance, repairs and specialty services.

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

            The identification of, and accounting for, derivative instruments is complex. All of our derivative instruments are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. The fair value of options, warrants and bifurcated conversion options are determined using either the Black-Scholes Option Pricing Model or the
Cox-Rose-Rubenstein binomial model (essentially the same results as the Black-Scholes Model). The models require the input of the remaining term of the instrument, the risk-free rate of return (based on U.S. Government securities rates), our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. We estimate the future volatility of our common stock price based on the history of our competitors' stock price. The identification of, and accounting for, derivative instruments and the assumptions used to value them, can significantly affect our financial statements.

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

RESULTS OF OPERATIONS: COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006, TO THREE MONTHS ENDED MARCH 31, 2005

SIGNIFICANT TRANSACTIONS:

                  The   following   significant    transactions   impacted   the
consolidated results of operations for the year to date ended March 31, 2006 as compared to the year to date ended March 31, 2005:

                  The Company was in the initial stages of opening additional service centers in 2006, and as such was increasing the operating expenses to provide the infrastructure to do so. As these newly opened service centers were in their infancy, they had not yet reached the level of attaining profitable operations.

                  The Company has obtained significant additional funding in the form of convertible callable secured notes, which has resulted in a considerable increase in the amount of interest expense incurred compared to the year ago period. This was necessary to fund the infrastructure to enable the Company to execute its business plan.

   The following discussion compares and discusses for each item below, the Company's performance year to date, with the Company's year to date performance as of the same date in 2005 ("Year to Date"), and the Company's performance for the calendar quarter covered by this Report, with the performance for the same calendar quarter in 2005 ("Quarter to Quarter").

REVENUES:

                  During the current fiscal year to date, revenues increased by $127,100 or 27% to $590,300 as compared to the same three months performance in the prior fiscal year. Service center revenue increased by $92,800 as the result of additional store openings in the 4th quarter of 2005 and the 1st quarter of 2006. Sales to our Joint Venture partners increased by $116,500. This is attributable to the Joint Ventures being in operation for the full quarter in 2006 while in the 2005 period, they were only open a small portion of the period. The Company did not add any new joint venture partners in the current quarter which resulted in a decrease of fees derived from that source. Revenue from royalties on franchise operating sales decreased by $13,600 partially due to one of the franchisees converting to a Joint Venture.

COST OF SALES:

                  During the current fiscal quarter, cost of sales increased by $378,700 or 110% to $721,700 as compared to the same quarter cost of sales in the prior fiscal year. The increase in cost of sales was primarily attributable to an increase in labor costs during the initial startup of new service center openings.

GROSS PROFIT:

                  During the current fiscal quarter, gross profit decreased by $251,700 or 209% to ($131,400) as compared to the same quarter gross profit in the prior fiscal year. The decrease in gross profit was primarily attributable to the increased labor costs in the current period as mentioned above.

OPERATING EXPENSES

                  During the current fiscal quarter, operating expenses increased by $391,900 or 85% to $853,000 as compared to the same quarter operating expenses in the prior fiscal year. The increase in operating expenses was primarily attributable to the increase in the Company's infrastructure to execute its business plan.

OTHER INCOME AND EXPENSES

                  The Company incurred an increase in interest expense of $74,100 to $85,700 in the quarter ended March 31, 2006 as compared to the corresponding quarter of the prior year. This was due primarily to increased borrowing under convertible secured notes payable obtained to finance the Company's business plan.

                  The Company had no sales of equipment in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. Thus, there was no gain on the sale of assets in the current year quarter.

                  For the quarter ended March 31, 2006, the Company recognized its minority equity in the losses of its joint ventures. These losses were $ 49,500 for the quarter ended March 31, 2006 as compared to losses of $4,500 for the quarter ended March 31, 2005. Only one joint venture was in operation during the quarter ended March 31, 2005 for approximately one month as opposed to two joint ventures in the quarter ended March 31, 2006.

                  Derivative instrument expense is explained in the discussion of critical accounting issues and further in the notes to the financial statements. The identification of, and accounting for, derivative instruments is complex. Our derivative instruments are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements. For the quarter ended March 31, 2006, the derivative instrument expenses totaled $106,439,100, The Company had no derivative instrument expense for the quarter ended March 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

                  Cash and cash equivalents totaled $27,700 as of March 31, 2006, a decrease of $2,100 from December 31, 2005. We had a working capital deficit of $122,294,500 as of March 31, 2006 as compared to $14,826,500 as of December 31, 2005. A total of $119,177,500 of this was attributable to our derivative liabilities. Cash flows from operations and credit lines from banks are used to fund short-term liquidity and capital needs such as service center parts, salaries and capital expenditures. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we currently rely on asset leasing, loans from our investor group, term loans, revolving lines of credit, sale of common stock, and joint venture investors.

                  We remain optimistic about our long term business prospects. However, we still face significant obstacles to achieve profitability. We anticipate that because of our expansion efforts we will experience substantial increases in revenue that will help the Company reach profitability during 2008 or 2009. We have invested a significant amount of our working capital, technical infrastructure and personnel time in preparing the Company for the anticipated revenue increases.

                  We believe that cash generated from operations and additional financing, either in the form of additional borrowings or the equity market will be sufficient to meet our working capital requirements for the next 12 months. Our current business plan anticipates that new service center growth will be funded through "Launch Investors". It is anticipated that such Launch Investors will fund the start up of new (A) service center operations each in the approximate amount of $200,000; (B) service center operations with the infrastructure to sell retail products in each in the approximate amount of $550,000; and/or (C) the start up of a new hub and spoke retail mall/remote service center operations each in the approximate amount of $775,000. They will earn an estimated annual return between 15% and 18% on their investment plus principal repayment over the term of the investment - a minimum of one year and a maximum of three years. This estimate is a forward-looking statement that involves risks and uncertainties.

EQUITY

         No shares of common stock were issued during the calendar quarter ended March 31, 2006.

         During the calendar quarter ended March 31, 2006, no dividends were paid to holders of our common stock and we did not issue any preferred stock.

         As a publicly traded company, we expect to have access to capital through both the public equity and debt markets. We expect to have an effective registration statement authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock that will allow us to raise additional capital as necessary to fund expansion and growth activities in 2007. We anticipate that this combination of equity and debt sources will provide adequate liquidity to the Company so that we can continue to fund our growth needs and expansion activities.

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

         An annual capital budget is prepared for each service center and retail that is intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that operating cash flows from mature operations will provide the necessary funding for these expenditures.

ITEM 3.  CONTROLS AND PROCEDURES

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

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

         On September 15, 2006, Malone & Bailey resigned as the Company's independent auditors. Malone & Bailey submitted audit reports on the Company's financial statements for the years ended December 31, 2003 and 2004. On September 15, 2006, the Board of Directors ratified the engagement of Miller, Ellin & Company, LLP ("Miller, Ellin") as the Company's independent auditors.

         On November 22, 2006, Miller, Ellin resigned as the Company's independent auditors. Miller, Ellin submitted an audit report on the Company's financial statements for the year ended December 31, 2005. On November 22, 2006, the Board of Directors ratified the engagement of Malone & Bailey as the Company's independent auditors.

                          PART II - - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         The following lawsuit is being reported here because it was pending as of December 31, 2005. All Night Auto, Inc., a corporation owned by the Company's subsidiary, All Night Auto(R) Stores, Inc., is currently a defendant in a law suit brought by Meineke Reality, Inc., in the Mecklenburg County Superior Court, State of North Carolina, being case No. 05-CVS-13194. The complaint filed by Meineke Realty, Inc., on July 21, 2005, alleges that the previous management of All Night Auto, Inc., has failed to pay rents due under a sublease for premises located at 3872 Rochester Road, Troy, Michigan. The plaintiff alleges damages against All Night Auto, Inc., in the amount of $81,800. All Night Auto, Inc., has retained the law firm of Hamilton Fay Moon Stephens & Martin, PLLC, 201 South College Street, Suite 2020, Charlotte, NC 28244, as local counsel in the case. On September 29, 2005, local counsel filed a Motion to dismiss the case alleging that the North Carolina Court lacks jurisdiction and Meineke Realty's claim is barred by the Statute of Limitations. The motion was granted and an appeal was pending until September 26, 2006 when the suit was dismissed. Pursuant to a settlement agreement entered into between the parties on September 20, 2006, the Company is to pay the Meineke

Realty $50,000 over a ten month period, which will be treated as an additional rent expense over such ten month period.

            On March 28, 2006, a Complaint was filed in the Oakland County Circuit Court entitled DENNIS SPENCER V MIDNIGHT AUTO HOLDINGS, INC., Case No. 06-73504-CK. Plaintiff seeks a declaratory judgment and ruling from the Court regarding his February 27, 2006 termination and the parties' March 10, 2004 employment agreement as well as damages in the amount of $92,500 and an unspecified amount in excess of $25,000 for breach of contract. The Company's answers have been filed. On December 7, 2006, the parties settled this matter by way of an agreement by the Company to pay the Plaintiff $15,000 and to defend and indemnify Plaintiff in the Doren Litigation (described below); the Company has paid Plaintiff the $15,000 sum, and the case was dismissed with prejudice on December 18, 2006.

            On October 3, 2006, The Mark Doren Revocable Trust and Mark Doren filed a suit against Midnight Holdings Group, Inc., All Night Auto - Grosse Pointe, Inc., Midnight Auto Franchise Corp., All Night Auto Stores, Inc. Richard
J. Kohl and Dennis Spencer in the Circuit Court of Wayne County, Michigan (the "Doren Litigation"). The Doren Trust was the former landlord of All Night Auto - Grosse Pointe, Inc. with respect to an All Night Auto store located in Grosse Pointe Park, Michigan. That store was closed on or about September, 2005. The lawsuit attempts to collect rent due under the lease for the remaining term from October, 2005 through June, 2007 (allegedly $158,000). The Company has answered the Complaint. The Company has asserted defenses to the claims made in the complaint but at this time is unable to evaluate the likely outcome.

            On November 11, 2006, the Company was served with a Complaint in the matter of Brian Unlimited Distribution Company (a/k/a BUDCO) v. Midnight Auto Franchise Corp., Oakland County Circuit Court Case No. 06-078275-CK. In its Complaint, BUDCO sought damages of $153,800 plus interest and attorney fees. On January 10, 2007, the parties settled this matter through an agreement to pay an aggregate amount of $136,600 (without interest), through monthly payments of $4,000 each commencing on February 18, 2007; the Company has the right to prepay the balance due at any time (provided it has not defaulted in the payment of any monthly installment) for 90% of the then-balance due. Upon any default in making monthly installments due under the settlement agreement, BUDCO has the right to reinstate the legal proceedings and enter a consent judgment in the amount of $153,800, plus interest (accruing at the rate of 13% per annum from December 4, 2006), plus attorney fees of $4,800, less the amount of monthly installments made to the date of the default. This settlement was placed on the record in open court; the parties are in the process of settling an order confirming the above terms.

            Pursuant to a November 27, 2006 demand letter, Mr. Prasad Pothini (through his counsel), demanded the sum of $39,200 from the Company in rescission of a Franchise Agreement entered into between Mr. Pothini and the Company on April 1, 2004. The amount demanded represents the $29,500 franchise fee paid by Mr. Pothini, plus accrued interest. Additionally, Mr. Pothini's demand letter contends that if the Company rejected his rescission demand, he would be entitled to lost profits of $276,800. Mr. Pothini never opened a franchise location, because - as the Company contends - he never identified a suitable location for his franchise. Additionally, the Company contends that Mr. Pothini was unable to obtain the necessary third party financing to open and operate a franchise location. Mr. Pothini contends that he could have obtained such financing, and that the Company improperly rejected potential locations proposed by him. Counsel for the Company and Mr. Pothini have discussed Mr. Pothini's claims and the allegations and defenses asserted by each side, but the Company has not offered any sum in settlement. The Company is still evaluating Mr. Pothini's claims but at this time it is unable to evaluate the likely outcome of this demand.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

APRIL 2006 FINANCING (THE "APRIL 2006 FINANCING")

         On April 4, 2006, the Company entered into a Securities Purchase Agreement (the "April 2006 Financing Agreement") with a number of purchasers
(whose identities are set forth in the Exhibits to this Form 10-QSB) (the "Purchasers") whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i)Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $400,000 (the "April 2006 Financing Notes"), convertible into shares of common stock, par value $.00005 per share, of the Company (the "Common Stock"), and
(ii) Stock Purchase Warrants exercisable for an aggregate of 800,000 shares of Common Stock (the "April 2006 Financing Warrants").

         Each of the April 2006 Financing Notes accrues interest at a rate of 10% per annum and matures on April 4, 2009. Any amount of principal or interest on the April 2006 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the April 2006 Financing Notes until such principal and interest is paid. Each of the April 2006 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the April 2006 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.08: provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the April 2006 Financing Warrants are exercisable pursuant to the Securities Act of 1933, as amended (the "Securities Act") at the time of exercise (as discussed below), the April 2006 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the April 2006 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "April 2006 Financing Registration Rights Agreement"), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the April 2006 Financing Notes and exercise of the April 2006 Financing Warrants ("April 2006 Financing Conversion Shares"). The Company is under an obligation to register such April 2006 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction. The Company is currently in default of its obligation under the April 2006 Financing Registration Agreement to register the April 2006 Financing Conversion Shares, as it endeavors to achieve compliance with its reporting obligations under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to registering such April 2006 Financing Conversion Shares, and intends to register such April 2006 Financing Conversion Shares promptly upon achieving compliance under the Exchange Act.

         In order to induce the Purchasers to purchase the April 2006 Financing Notes and the April 2006 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated April 4, 2006 (the "April 2006 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated April 4, 2006 (the "April 2006 Financing Intellectual Property Security Agreement"), granting the Purchasers a security interest in the intellectual property of the Company.

         The Company sold and issued the April 2006 Financing Notes and the April 2006 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

MAY 2006 FINANCING (THE "MAY 2006 FINANCING")

         On May 8, 2006, the Company entered into a Securities Purchase Agreement (the "May 2006 Financing Agreement") with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $350,000 (the "May 2006 Financing Notes"), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 700,000 shares of Common Stock (the "May 2006 Financing Warrants").

         Each of the May 2006 Financing Notes accrues interest at a rate of 10% per annum and matures on May 8, 2009. Any amount of principal or interest on the May 2006 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the May 2006 Financing Notes until such principal and interest is paid. Each of the May 2006 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the May 2006 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.06 provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the May 2006 Financing Warrants are exercisable pursuant to the Securities Act Securities Act at the time of exercise (as discussed below), the May 2006 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the May 2006 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "May 2006 Financing Registration Rights Agreement"), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the May 2006 Financing Notes and exercise of the May 2006 Financing Warrants ("May 2006 Financing Conversion Shares"). The Company is under an obligation to register such May 2006 Financing Conversion Shares pursuant to the Securities Act within 45 days of the closing of the above-referenced transaction. The Company is currently in default of its obligation under the May 2006 Financing Registration Agreement to register the May 2006 Financing Conversion Shares, as it endeavors to achieve compliance with its reporting obligations under the Exchange Act prior to registering such May 2006 Financing Conversion Shares, and intends to register such May 2006 Financing Conversion Shares promptly upon achieving compliance under the Exchange Act.

         In order to induce the Purchasers to purchase the May 2006 Financing Notes and the May 2006 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated May 8, 2006 (the "May 2006 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated May 8, 2006 (the "May 2006 Financing Intellectual Property Security Agreement"), granting the Purchasers a security interest in the intellectual property of the Company.

         The Company sold and issued the May 2006 Financing Notes and the May 2006 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

JUNE 2006 FINANCING (THE "JUNE 2006 FINANCING")

         On June 7, 2006, the Company entered into a Securities Purchase Agreement (the "June 2006 Financing Agreement") with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $300,000 (the "June 2006 Financing Notes"), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 600,000 shares of Common Stock (the "June 2006 Financing Warrants").

         Each of the June 2006 Financing Notes accrues interest at a rate of 10% per annum and matures on June 7, 2009. Any amount of principal or interest on the June 2006 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the June 2006 Financing Notes until such principal and interest is paid. Each of the June 2006 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the June 2006 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.04; provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the June 2006 Financing Warrants are exercisable pursuant to the Securities Act Securities Act at the time of exercise (as discussed below), the June 2006 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the June 2006 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "June 2006 Financing Registration Rights Agreement"), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the June 2006 Financing Notes and exercise of the June 2006 Financing Warrants ("June 2006 Financing Conversion Shares"). The Company is under an obligation to register such June 2006 Financing Conversion Shares pursuant to the Securities Act within 45 days of the closing of the above-referenced transaction. The Company is currently in default of its obligation under the June 2006 Financing Registration Agreement to register the June 2006 Financing Conversion Shares, as it endeavors to achieve compliance with its reporting obligations under the Exchange Act prior to registering such June 2006 Financing Conversion Shares, and intends to register such June 2006 Financing Conversion Shares promptly upon achieving compliance under the Exchange Act.

         In order to induce the Purchasers to purchase the June 2006 Financing Notes and the June 2006 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated June 7, 2006 (the "June 2006 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated June 7, 2006 (the "June 2006 Financing Intellectual Property Security Agreement"), granting the Purchasers a security interest in the intellectual property of the Company.

         The Company sold and issued the June 2006 Financing Notes and the June 2006 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

JULY 2006 FINANCING (THE "JULY 2006 FINANCING")

         On July 5, 2006, the Company entered into a Securities Purchase Agreement (the "July 2006 Financing Agreement") with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $300,000 (the "July 2006 Financing Notes"), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 600,000 shares of Common Stock (the "July 2006 Financing Warrants").

         Each of the July 2006 Financing Notes accrues interest at a rate of 10% per annum and matures on July 5, 2009. Any amount of principal or interest on the July 2006 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the July 2006 Financing Notes until such principal and interest is paid. Each of the July 2006

Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the July 2006 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.04 provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the July 2006 Financing Warrants are exercisable pursuant to the Securities Act Securities Act at the time of exercise (as discussed below), the July 2006 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the July 2006 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "July 2006 Financing Registration Rights Agreement"), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the July 2006 Financing Notes and exercise of the July 2006 Financing Warrants ("July 2006 Financing Conversion Shares"). The Company is under an obligation to register such July 2006 Financing Conversion Shares pursuant to the Securities Act within 45 days of the closing of the above-referenced transaction. The Company is currently in default of its obligation under the July 2006 Financing Registration Agreement to register the July 2006 Financing Conversion Shares, as it endeavors to achieve compliance with its reporting obligations under the Exchange Act prior to registering such July 2006 Financing Conversion Shares, and intends to register such July 2006 Financing Conversion Shares promptly upon achieving compliance under the Exchange Act.

         In order to induce the Purchasers to purchase the July 2006 Financing Notes and the July 2006 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated July 5, 2006 (the "July 2006 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated July 5, 2006 (the "July 2006 Financing Intellectual Property Security Agreement"), granting the Purchasers a security interest in the intellectual property of the Company.

         The Company sold and issued the July 2006 Financing Notes and the July 2006 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

AUGUST 2006 FINANCING (THE "AUGUST 2006 FINANCING")

         On August 15, 2006, the Company entered into a Securities Purchase Agreement (the "August 2006 Financing Agreement") with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $300,000 (the "August 2006 Financing Notes"), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 600,000 shares of Common Stock (the "August 2006 Financing Warrants").

         Each of the August 2006 Financing Notes accrues interest at a rate of 10% per annum and matures on August 15, 2009. Any amount of principal or interest on the August 2006 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the August 2006 Financing Notes until such principal and interest is paid. Each of the August 2006 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the August 2006 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.04: provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the August 2006 Financing Warrants are exercisable pursuant to the Securities Act Securities Act at the time of exercise (as discussed below), the August 2006 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the August 2006 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "August 2006 Financing Registration Rights Agreement"), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the August 2006 Financing Notes and exercise of the August 2006 Financing Warrants ("August 2006 Financing Conversion Shares"). The Company is under an obligation to register such August 2006 Financing Conversion Shares pursuant to the Securities Act within 45 days of the closing of the above-referenced transaction. The Company is currently in default of its obligation under the August 2006 Financing Registration Agreement to register the August 2006 Financing Conversion Shares, as it endeavors to achieve compliance with its reporting obligations under the Exchange Act prior to registering such August 2006 Financing Conversion Shares, and intends to register such August 2006 Financing Conversion Shares promptly upon achieving compliance under the Exchange Act.

         In order to induce the Purchasers to purchase the August 2006 Financing Notes and the August 2006 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated August 15, 2006 (the "August 2006 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated August 15, 2006 (the "August 2006 Financing Intellectual Property Security Agreement"), granting the Purchasers a security interest in the intellectual property of the Company.

         The Company sold and issued the August 2006 Financing Notes and the August 2006 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four

"accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

SEPTEMBER 2006 FINANCING (THE "SEPTEMBER 2006 FINANCING")

         On September 15, 2006, the Company entered into a Securities Purchase Agreement (the "September 2006 Financing Agreement") with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $300,000 (the "September 2006 Financing Notes"), convertible into shares of Common Stock, and
(ii) Stock Purchase Warrants exercisable for an aggregate of 600,000 shares of Common Stock (the "September 2006 Financing Warrants").

Each of the September 2006 Financing Notes accrues interest at a rate of 10% per annum and matures on September 15, 2009. Any amount of principal or interest on the September 2006 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the September 2006 Financing Notes until such principal and interest is paid. Each of the September 2006 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the September 2006 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.04; provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the September 2006 Financing Warrants are exercisable pursuant to the Securities Act Securities Act at the time of exercise (as discussed below), the September 2006 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the September 2006 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "September 2006 Financing Registration Rights Agreement"), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the September 2006 Financing Notes and exercise of the September 2006 Financing Warrants ("September 2006 Financing Conversion Shares"). The Company is under an obligation to register such September 2006 Financing Conversion Shares pursuant to the Securities Act within 45 days of the closing of the above-referenced transaction. The Company is currently in default of its obligation under the September 2006 Financing Registration Agreement to register the September 2006 Financing Conversion Shares, as it endeavors to achieve compliance with its reporting obligations under the Exchange Act prior to registering such September 2006 Financing Conversion Shares, and intends to register such September 2006 Financing Conversion Shares promptly upon achieving compliance under the Exchange Act.

         In order to induce the Purchasers to purchase the September 2006 Financing Notes and the September 2006 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated September 15, 2006 (the "September 2006 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an
Intellectual  Property  Security  Agreement,   dated  September  15,  2006  (the
"September

2006  Financing   Intellectual  Property  Security  Agreement"),   granting  the
Purchasers a security interest in the intellectual property of the Company.

         The Company sold and issued the September 2006 Financing Notes and the September 2006 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

OCTOBER 4, 2006 FINANCING (THE "OCTOBER 4, 2006 FINANCING")

         On October 4, 2006, the Company entered into a Securities Purchase Agreement (the "October 4, 2006 Financing Agreement") with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $300,000 (the "October 4, 2006 Financing Notes"), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 600,000 shares of Common Stock (the "October 4, 2006 Financing Warrants").

         Each of the October 4, 2006 Financing Notes accrues interest at a rate of 10% per annum and matures on October 4, 2009. Any amount of principal or interest on the October 4, 2006 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the October 4, 2006 Financing Notes until such principal and interest is paid. Each of the October 4, 2006 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the October 4, 2006 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.04 provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the October 4, 2006 Financing Warrants are exercisable pursuant to the Securities Act Securities Act at the time of exercise (as discussed below), the October 4, 2006 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the October 4, 2006 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "October 4, 2006 Financing Registration Rights Agreement"), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the October 4, 2006 Financing Notes and exercise of the October 4, 2006 Financing Warrants ("October 4, 2006 Financing Conversion Shares"). The Company is under an obligation to register such October 4, 2006 Financing Conversion Shares pursuant to the Securities Act within 45 days of the closing of the above-referenced transaction. The Company is currently in default of its obligation under the October 4, 2006 Financing Registration Agreement to register the October 4, 2006 Financing Conversion Shares, as it endeavors to achieve compliance with its reporting obligations under the Exchange Act prior to registering such October 4, 2006 Financing Conversion Shares, and intends to register such

October 4, 2006 Financing Conversion Shares promptly upon achieving compliance under the Exchange Act.

         In order to induce the Purchasers to purchase the October 4, 2006 Financing Notes and the October 4, 2006 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated October 4, 2006 (the "October 4, 2006 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated October 4, 2006 (the "October 4, 2006 Financing Intellectual Property Security Agreement"), granting the Purchasers a security interest in the intellectual property of the Company.

         The Company sold and issued the October 4, 2006 Financing Notes and the October 4, 2006 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

OCTOBER 16, 2006 FINANCING (THE "OCTOBER 16, 2006 FINANCING")

         On October 16, 2006, the Company entered into a Securities Purchase Agreement (the "October 16, 2006 Financing Agreement") with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $150,000, (the "October 16, 2006 Financing Notes"), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 300,000 shares of Common Stock (the "October 16, 2006 Financing Warrants").

         Each of the October 16, 2006 Financing Notes accrues interest at a rate of 10% per annum and matures on October 16, 2009. Any amount of principal or interest on the October 16, 2006 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the October 16, 2006 Financing Notes until such principal and interest is paid. Each of the October 16, 2006 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion .

         Each of the October 16, 2006 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.04 provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the October 16, 2006 Financing Warrants are exercisable pursuant to the Securities Act Securities Act at the time of exercise (as discussed below), the October 16, 2006 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the October 16, 2006 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "October 16, 2006 Financing Registration Rights Agreement"), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the October 16, 2006 Financing Notes and exercise of the October 16, 2006 Financing Warrants ("October 16, 2006 Financing Conversion Shares"). The Company is under an obligation to register such October 16, 2006 Financing Conversion Shares pursuant to the Securities Act within 45 days of the closing of the above-referenced transaction. The Company is currently in default of its obligation under the October 16, 2006 Financing Registration Agreement to register the October 16, 2006 Financing Conversion Shares, as it endeavors to achieve compliance with its reporting obligations under the Exchange Act prior to registering such October 16, 2006 Financing
Conversion Shares, and intends to register such October 16, 2006 Financing Conversion Shares promptly upon achieving compliance under the Exchange Act.

         In order to induce the Purchasers to purchase the October 16, 2006 Financing Notes and the October 16, 2006 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated October 16, 2006 (the "October 16, 2006 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated October 16, 2006 (the "October 16, 2006 Financing Intellectual Property Security Agreement"), granting the Purchasers a security interest in the intellectual property of the Company.

         The Company sold and issued the October 16, 2006 Financing Notes and the October 16, 2006 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

NOVEMBER 2006 FINANCING (THE "NOVEMBER 2006 FINANCING")

         On November 14, 2006, the Company entered into a Securities Purchase Agreement (the "November 2006 Financing Agreement") with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $450,000 (the "November 2006 Financing Notes"), convertible into shares of Common Stock, and
(ii) Stock Purchase Warrants exercisable for an aggregate of 900,000 shares of Common Stock (the "November 2006 Financing Warrants").

         Each of the November 2006 Financing Notes accrues interest at a rate of 10% per annum and matures on November 14, 2009. Any amount of principal or interest on the November 2006 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the November
2006 Financing Notes until such principal and interest is paid. Each of the November 2006 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the November 2006 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.04; provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the November 2006 Financing Warrants are exercisable pursuant to the Securities Act Securities Act at the time of exercise (as discussed below), the November 2006 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the November 2006 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "November 2006 Financing Registration Rights Agreement"), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the November 2006 Financing Notes and exercise of the November 2006 Financing Warrants ("November 2006 Financing Conversion Shares"). The Company is under an obligation to register such November 2006 Financing Conversion Shares pursuant to the Securities Act within 45 days of the closing of the above-referenced transaction. The Company is currently in default of its obligation under the November 2006 Financing Registration Agreement to register the November 2006 Financing Conversion Shares, as it endeavors to achieve compliance with its reporting obligations under the Exchange Act prior to registering such November 2006 Financing Conversion Shares, and intends to register such November 2006 Financing Conversion Shares promptly upon achieving compliance under the Exchange Act.

         In order to induce the Purchasers to purchase the November 2006 Financing Notes and the November 2006 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated November 14, 2006 (the "November 2006 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated November 14, 2006 (the "November 2006 Financing Intellectual Property Security Agreement"), granting the Purchasers a security interest in the intellectual property of the Company.

         The Company sold and issued the November 2006 Financing Notes and the November 2006 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

DECEMBER 2006 FINANCING (THE "DECEMBER 2006 FINANCING")

         On December 11, 2006, the Company entered into a Securities Purchase Agreement (the "December 2006 Financing Agreement") with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $450,000 (the "December 2006 Financing Notes"), convertible into shares of Common Stock, and
(ii) Stock Purchase Warrants exercisable for an aggregate of 900,000 shares of Common Stock (the "December 2006 Financing Warrants").

         Each of the December 2006 Financing Notes accrues interest at a rate of 10% per annum and matures on December 11, 2009. Any amount of principal or interest on the December 2006 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the December
2006 Financing Notes until such principal and interest is paid. Each of the December 2006 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the December 2006 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.04; provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the December 2006 Financing Warrants are exercisable pursuant to the Securities Act Securities Act at the time of exercise (as discussed below), the December 2006 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the December 2006 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "December 2006 Financing Registration Rights Agreement"), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the December 2006 Financing Notes and exercise of the December 2006 Financing Warrants ("December 2006 Financing Conversion Shares"). The Company is under an obligation to register such December 2006 Financing Conversion Shares pursuant to the Securities Act within 45 days of the closing of the above-referenced transaction. The Company is currently in default of its obligation under the December 2006 Financing Registration Agreement to register the December 2006 Financing Conversion Shares, as it endeavors to achieve compliance with its reporting obligations under the Exchange Act prior to registering such December 2006 Financing Conversion Shares, and intends to register such December 2006 Financing Conversion Shares promptly upon achieving compliance under the Exchange Act.

         In order to induce the Purchasers to purchase the December 2006 Financing Notes and the December 2006 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated December 11, 2006 (the "December 2006 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated December 11, 2006 (the "December 2006 Financing Intellectual Property Security Agreement"), granting the Purchasers a security interest in the intellectual property of the Company.

         The Company sold and issued the December 2006 Financing Notes and the December 2006 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

DECEMBER 31, 2006 INTEREST CONVERSION (THE "INTEREST CONVERSION")

         On December 31, 2006, in consideration for the waiver of certain interest obligations owed to the Purchasers, the Company agreed to convert such interest owed to the Purchasers into Callable Promissory Notes of the Registrant in the aggregate principal amount of $500,574.21 (the "Interest Notes"), convertible into shares of Common Stock. Each Purchaser is an "accredited investor" as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act").

Each of the Interest Notes accrues interest at a rate of 2% per annum and matures on December 31, 2009. Any amount of principal or interest on the Interest Note which is not paid when due will bear interest at the rate of 15% per annum from the due date of the Interest Note until such principal and interest is paid. Each of the Interest Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

JANUARY 2007 FINANCING (THE "JANUARY 2007 FINANCING")

         On January 18, 2007, the Company entered into a Securities Purchase Agreement (the "January 2007 Financing Agreement") with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $450,000 (the "January 2007 Financing Notes"), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 900,000 shares of Common Stock (the "January 2007 Financing Warrants").

         Each of the January 2007 Financing Notes accrues interest at a rate of 10% per annum and matures on January 18, 2010. Any amount of principal or interest on the January 2007 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the January 2007 Financing Notes until such principal and interest is paid. Each of the January 2007 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the January 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.04; provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the January 2007 Financing Warrants are exercisable pursuant to the Securities Act Securities Act at the time of exercise (as discussed below), the January 2007 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the January 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "January 2007 Financing Registration Rights Agreement"), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the January 2007 Financing Notes and exercise of the January 2007 Financing Warrants ("January 2007 Financing Conversion Shares"). The Company is under an obligation to register such January 2007 Financing Conversion Shares pursuant to the Securities Act within 45 days of the closing of the above-referenced transaction.

         In order to induce the Purchasers to purchase the January 2007 Financing Notes and the January 2007 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated January 18, 2007 (the "January 2007 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated January 18, 2007 (the "January 2007 Financing Intellectual Property Security Agreement"), granting the Purchasers a security interest in the intellectual property of the Company.

         The Company sold and issued the January 2007 Financing Notes and the January 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

FEBRUARY 2007 FINANCING (THE "FEBRUARY 2007 FINANCING")

         On February 13, 2007, the Company entered into a Securities Purchase Agreement (the "February 2007 Financing Agreement") with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $300,000 (the "February 2007 Financing Notes"), convertible into shares of Common Stock, and
(ii) Stock Purchase Warrants exercisable for an aggregate of 600,000 shares of Common Stock (the "February 2007 Financing Warrants").

         Each of the February 2007 Financing Notes accrues interest at a rate of 10% per annum and matures on February 13, 2010. Any amount of principal or interest on the February 2007 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the February
2007 Financing Notes until such principal and interest is paid. Each of the February 2007 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the February 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.04; provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the February 2007 Financing Warrants are exercisable pursuant to the Securities Act at the time of exercise (as discussed below), the February 2007 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the February 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "February 2007 Financing Registration Rights Agreement"), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the February 2007 Financing Notes and exercise of the February 2007 Financing Warrants ("February 2007 Financing Conversion Shares"). The Company is under an obligation to register such February 2007 Financing Conversion Shares pursuant to the Securities Act within 45 days of the closing of the above-referenced transaction.

         In order to induce the Purchasers to purchase the February 2007 Financing Notes and the February 2007 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated February 13, 2007 (the "February 2007 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated February 13, 2007 (the "February 2007 Financing Intellectual Property Security Agreement"), granting the Purchasers a security interest in the intellectual property of the Company.

         The Company sold and issued the February 2007 Financing Notes and the February 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

MARCH 2007 FINANCING (THE "MARCH 2007 FINANCING")

         On March 13, 2007, the Company entered into a Securities Purchase Agreement (the "March 2007 Financing Agreement") with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $350,000 (the "March 2007 Financing Notes"), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 700,000 shares of Common Stock (the "March 2007 Financing Warrants").

         Each of the March 2007 Financing Notes accrues interest at a rate of 10% per annum and matures on March 13, 2010. Any amount of principal or interest on the March 2007 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the March 2007 Financing Notes until such principal and interest is paid. Each of the March 2007 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the March 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.08; provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the March 2007 Financing Warrants are exercisable pursuant to the Securities Act at the time of exercise (as discussed below), the March 2007 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the March 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "March 2007 Financing Registration Rights Agreement"), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the March 2007 Financing Notes and exercise of the March 2007 Financing Warrants ("March 2007 Financing Conversion Shares"). The Company is under an obligation to register such March 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction.

         In order to induce the Purchasers to purchase the March 2007 Financing Notes and the March 2007 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated February 13, 2007 (the "March 2007 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property
Security Agreement, dated February 13, 2007 (the "March 2007 Financing Intellectual Property Security Agreement"), granting the Purchasers a security interest in the intellectual property of the Company.

         The Company sold and issued the March 2007 Financing Notes and the March 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

EQUITY CONVERSION

            As of January 19, 2007,the Purchasers have elected to convert an aggregate amount of $35,726.05 of principal due to the Purchasers pursuant to the terms of callable convertible notes, dated April 28, 2004 (the "April 2004 Notes"), into an aggregate of 8,300,000 shares of Common Stock.

            The Company issued such shares of Common Stock upon the partial conversion of the April 2004 Notes in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to the Purchasers, who are an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         On December 31, 2006 the Purchasers forgave the Company for any accrued penalties or liquidated damages owed to the Purchasers as of such date pursuant to any of the Callable Secured Convertible Notes sold to the Purchasers by the Company and waived any of its rights under such Callable Secured Convertible Note with respect to any penalties or liquidated damages until June 30, 2007. The Purchasers did not forgive any accrued penalties or liquidated damages which are due or may become due pursuant to the Interest Notes nor did the Purchasers waive their rights under such Interest Notes with respect to such penalties or liquidated damages with respect to such Interest Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the calendar quarter ended March 31, 2006.

ITEM 5.  OTHER INFORMATION

COCCO EMPLOYMENT AGREEMENT

         On January 12, 2007, the Company entered into an employment agreement with Mr. Nicolas A. Cocco ("Cocco"), its President and Chief Executive Officer (the "COCCO AGREEMENT"). The Cocco Agreement has an initial term of three years, subject to automatic one-year renewals unless terminated by Cocco or the Company upon at least 90 days notice prior to the end of the then scheduled expiration date.

         The Cocco Agreement provides for a base annual salary of (a) $275,000 during the first year of the Cocco Agreement (the "FIRST YEAR BASE SALARY"), (b) $355,000 during the second year of the Cocco Agreement, and (c) $395,000 during the third year of the Cocco Agreement and for the remainder of the term of the Cocco Agreement. In addition, Cocco's base salary shall be subject to review annually by the Company's Board of Directors (the "BOARD") and may be increased (but not decreased) based upon: (i) salaries being paid to executives at companies comparable to the Company and (ii) achievement of gross sales targets established by the Board. The Company shall also provide to Cocco a Company-owned or leased vehicle suitable and appropriate for Cocco to perform his duties under the Cocco Employment Agreement. Cocco is permitted to use the Company-owned or leased vehicle for personal use so long as it is not used for any purpose that violates applicable law or is detrimental to the Company. In lieu of a Company-owned or leased vehicle, but only with the consent of Cocco, the Company may pay an automobile allowance to Cocco in an amount sufficient to provide Cocco with such Company-owned or leased vehicle.

         The Cocco Agreement provides for the payment of a cash bonus of:

         1. 50% of the First Year Base Salary in the first year of the Cocco Agreement (in addition to other cash bonuses that may be earned under the Cocco Agreement) if the Company has Overall System Wide Sales (as defined in the Cocco Agreement) of at least $5,800,000 for the fiscal year ended December 31, 2007.

         2. 50% of the First Year Base Salary in the first year of the Cocco Agreement (in addition to other cash bonuses that may be earned under the Cocco Agreement) if each of the following objectives are met by the Company by the end of fiscal year ending December 31, 2007:

             a. Establishment of new relationships or maintenance of existing relationships necessary to finance the current operations of the company;

             b. Increase of the number of All Night Auto branded facility operations by a minimum of 30%; and

             c.  Increase of Overall System Wide Sales by a minimum of 25%.

         3. 25% of the First Year Base Salary in the first year of the Cocco Agreement (in addition to other cash bonuses that may be earned under the Cocco Agreement) if the Company meets each of the following objectives by the end of the fiscal year ended December 31, 2007:

             a.  Increase of the gross  revenues of the Company by at least 20%;
                 and

             b. Increase of the Midnight Auto Franchise Corp. Revenues (as defined in the Cocco Agreement) by at least 15%.

         The Cocco Agreement provides for payment of a discretionary bonus following the end of each fiscal year of the Company. In addition, the Cocco Agreement provides that cash bonuses for fiscal years ending December 31, 2008 and December 31, 2009 shall be based upon certain financial and business milestones as established by the Company's board of directors (or committee thereof) after consultation with Cocco prior to each anniversary of the Cocco Agreement.

         The Cocco Agreement provides for the grant under the a stock option plan to be adopted by the Company to Cocco of stock options to acquire shares of common stock, par value $0.00005 (the "COMMON STOCK"), in an aggregate amount equal to 18.9% of the Company's issued and outstanding capital stock as of the date of the Cocco Agreement. The stock options vest, if at all, in equal annual installments, over the initial three year term of the Cocco Agreement. The stock options shall be exercisable for 5 years and have an exercise price equal to 110% of the fair market value per share of the Common Stock as of the date of grant. In connection with such grant, Cocco has agreed to enter into the Company's standard stock option agreement which will incorporate the foregoing vesting schedule. The stock options may not be assigned or otherwise transferred by Cocco, except as provided in such stock option plan or by law.

         The Cocco Agreement provides that if the Company terminates Cocco's employment without Good Cause (as defined in the Cocco Agreement), Cocco is entitled to the following severance: (a) his base salary for the remainder of the initial term of the Cocco Agreement or the then current renewal term; (b) an amount equal to three months of Cocco's then current base annual salary, which is payable in cash within 30 days of his termination without Good Cause; (c) his employee benefit plans, if any, for the remainder of the initial term of the Cocco Agreement or the then current renewal term; and (d) all stock options that are scheduled to vest during the initial term of the Cocco Agreement shall be accelerated and deemed to have vested as of the date of Cocco's termination without Good Cause. All stock options that have vested (or been deemed to have vested) as of the date of Cocco's termination without Good Cause will remain exercisable for a period of 90 days.

         The Cocco Agreement provides that if Cocco's employment is terminated due to his death or Total Disability (as defined in the Cocco Agreement), Cocco is entitled to the following severance: (a) his then current base salary through the date of death or Total Disability and for the six-month period immediately following the date of death or Total Disability as well as any other accrued and unpaid benefits and (b) any stock options that are scheduled to vest on the next succeeding anniversary of the Cocco Agreement shall be accelerated and deemed to have vested as of the date of Cocco's death or Total Disability. Stock options that have not vested, if any, after the vesting described in the preceding sentence, will be forfeited to the Company. Stock Options that have vested (or been deemed to have vested) as of the date of Cocco's death or Total Disability will remain exercisable for one year following such date.

         The Cocco Agreement provides that if the Company terminates Cocco's employment due to a Termination Without Cause Pursuant to a Merger (as defined in the Cocco Agreement), Cocco is entitled to the following severance: (a) his base salary through the date of the Termination Without Cause Pursuant to a Merger and for a period of 6 months thereafter; (b) an amount equal to the pro rata portion (based upon a 365 day year) of any cash bonuses which Cocco is entitled to receive under the Cocco Agreement, if any; and (c) all stock options that are scheduled to vest during the initial term of the Cocco Agreement shall be accelerated and deemed to have vested as of the date of Cocco's Termination Without Cause Pursuant to Merger. Stock Options that have vested (or been deemed to have vested) as of the date of such termination shall remain exercisable for a period of ninety (90) days.

         As partial  consideration for the severance provisions contained in the
Cocco  Agreement,   Cocco  has  also  agreed  to  certain   non-competition  and
non-solicitation provisions contained in the Cocco Agreement.

         To the extent that it becomes necessary for Cocco to make personal guarantees to various customers, clients, vendor, suppliers or other persons or entities in order to induce such persons or entities to initiate or continue relations with the Company, the Company has agreed to indemnify Cocco for, and hold him harmless against, any personal guarantee made to any such customer, client, vendor, supplier or other person or entity. In addition, if Cocco's employment is terminated for any reason, the Company has further agreed to cause any customer, client, vendor, supplier or other person or entity receiving such personal guarantee to release Cocco from such personal guarantee.

         The Company has also agreed, subject to compliance with procedures of the Company, to reimburse Cocco for all reasonable, ordinary and necessary travel, entertainment, meal and lodging expenses incurred by Cocco on behalf of the Company during the term of the Cocco Agreement. Cocco is entitled to participate under any pension, salary deferral or profit sharing plan now existing or hereafter created for employees of the Company upon terms and conditions equivalent to those which the Company may provide for other key management employees.

KOHL EMPLOYMENT AGREEMENT

         On January 12, 2007, the Company entered into an employment agreement with Mr. Richard J. Kohl ("KOHL"), its Vice President and Chief Financial Officer (the "KOHL AGREEMENT"). The Kohl Agreement has an initial term of three years, subject to automatic one-year renewals unless terminated by Cocco or the Company upon at least 90 days notice prior to the end of the then scheduled expiration date.

         The Kohl Agreement provides for a base annual salary of $200,000, which is subject to review annually by the Company and may be increased or decreased based on: (a) salaries being paid to executives at companies comparable to the Company and (b) achievement of gross and net profit management as established by the Company. The Kohl Agreement has an initial term of three years, subject to automatic one-year renewals unless terminated by Kohl or the Company upon at least 90 days notice prior to the end of the then scheduled expiration date.

         The Kohl Agreement provides for payment of a discretionary bonus following the end of each fiscal year of the Company of up to 50% of Kohl's then current base annual alary.

         The Kohl Agreement provides for the grant under the a stock option plan to be adopted by the Company to Kohl of stock options to acquire shares of Common Stock in an aggregate amount equal to 2.5% of the Company's issued and outstanding capital stock as of the date of the Kohl Agreement. The stock options vest, if at all, in equal annual installments, over the initial three year term of the Kohl Agreement. The stock options shall be exercisable for 5 years and have an exercise price equal to 110% of the fair market value per share of the Common Stock as of the date of grant. In connection with such grant, Kohl has agreed to enter into the Company's standard stock option agreement which will incorporate the foregoing vesting schedule. The stock options may not be assigned or otherwise transferred by Kohl, except as provided in such stock option plan or by law.

         The Kohl Agreement provides that if the Company terminates Kohl's employment without Good Cause (as defined in the Kohl Agreement), Kohl is entitled to the following severance: (a) his base salary for the remainder of the initial term of the Kohl Agreement or the then current renewal term; (b) an amount equal to three months of Kohl's then current base annual salary, which is payable in cash within 30 days of his termination without Good Cause; (c) his employee benefit plans, if any, for the remainder of the initial term of the Kohl Agreement or the then current renewal term; and (d) all stock options that are scheduled to vest during the initial term of the Kohl Agreement shall be accelerated and deemed to have vested as of the date of Kohl's termination without Good Cause. All stock options that have vested (or been deemed to have vested) as of the date of Kohl's termination without Good Cause will remain exercisable for a period of 90 days.

         The Kohl Agreement provides that if Kohl's employment is terminated due to his death or Total Disability (as defined in the Kohl Agreement), Kohl is entitled to the following severance: (a) his then current base salary through the date of death or Total Disability and for the six-month period immediately following Kohl's death or Total Disability as well as any other accrued and unpaid benefits and (b) any stock options that are scheduled to vest on the next succeeding anniversary of the Kohl Agreement shall be accelerated and deemed to have vested as of the date of Kohl's death or Total Disability. Stock Options that have vested (or been deemed to have vested) as of the date of Kohl's death or Total Disability will remain exercisable for one year following such date. Any stock options that have not vested (or been deemed to have vested) as of the date of Kohl's death or Total Disability shall be forfeited to the Company as of such date.

         The Kohl Agreement provides that if the Company terminates Kohl's employment due to a Termination Without Cause Pursuant to a Merger (as defined in the Kohl Agreement), Kohl is entitled to the following severance: (a) his base salary through the date of the Termination

Without Cause Pursuant to a Merger and for a period of 6 months thereafter; (b) an amount equal to the pro rata portion (based upon a 365 day year) of any cash bonuses which Kohl is entitled to receive under the Kohl Agreement, if any; and
(c) all stock options that are scheduled to vest during the initial term of the Kohl Agreement shall be accelerated and deemed to have vested as of the date of Kohl's Termination Without Cause Pursuant to Merger. Stock Options that have vested (or been deemed to have vested) as of the date of such termination shall remain exercisable for a period of ninety (90) days.

         As partial  consideration for the severance provisions contained in the
Kohl   Agreement,   Kohl  has  also  agreed  to  certain   non-competition   and
non-solicitation provisions contained in the Kohl Agreement.

         To the extent that it becomes necessary for Kohl to make personal guarantees to various customers, clients, vendor, suppliers or other persons or entities in order to induce such persons or entities to initiate or continue relations with the Company, the Company has agreed to indemnify Kohl for, and hold him harmless against, any personal guarantee made to any such customer, client, vendor, supplier or other person or entity. In addition, if Kohl's employment is terminated for any reason, the Company has further agreed to cause any customer, client, vendor, supplier or other person or entity receiving such personal guarantee to release Kohl from such personal guarantee.

         The Company has also agreed, subject to compliance with procedures of the Company, to reimburse Kohl for all reasonable, ordinary and necessary travel, entertainment, meal and lodging expenses incurred by Kohl on behalf of the Company during the term of the Kohl Agreement. Kohl is entitled to participate under any pension, salary deferral or profit sharing plan now existing or hereafter created for employees of the Company upon terms and conditions equivalent to those which the Company may provide for other key management employees.

RESTATEMENT OF DECEMBER 31, 2005 FINANCIAL STATEMENTS

         During the first quarter of 2007, Midnight discovered errors in its calculation of its derivative liability accrued convertible debt non-compliance costs which was previously disclosed on the Company's audited financial statements for the year ended December 31, 2005 contained in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 which was filed with the SEC on November 17, 2006. The errors resulted in an increase to the derivative liability and loss on derivative in the amount of $3,858,710 and a decrease in accrued debt non-compliance costs of $208,954.

ITEM 6.  EXHIBITS AND INDEX OF EXHIBITS.

(a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B. The Exhibits below are required by Item 601 of Regulation S-B.

Exhibit No.  Description

4.1          Form of Common  Stock  Purchase  Warrant  issued in the April  2006
             Financing.

4.2 Form of Common Stock Purchase Warrant issued in the May 2006 Financing, incorporated by reference as Exhibit 4.1 to the Form 8K filed with the SEC on May 16, 2006.

4.3 Form of Common Stock Purchase Warrant issued in the June 2006 Financing, incorporated by reference as Exhibit 4.1 to the Form 8K filed with the SEC on June 12, 2006.

4.4          Form of  Common  Stock  Purchase  Warrant  issued  in the July 2006
             Financing.

4.5 Form of Common Stock Purchase Warrant issued in the August 2006 Financing, incorporated by reference as Exhibit 4.1 to the Form 8K filed with the SEC on August 21, 2006.

4.6 Form of Common Stock Purchase Warrant issued in the September 2006 Financing, incorporated by reference as Exhibit 4.1 to the Form 8K filed with the SEC on September 20, 2006.

4.7 Form of Common Stock Purchase Warrant issued in the October 4, 2006 Financing, incorporated by reference as Exhibit 4.1 to the Form 8K filed with the SEC on October 11, 2006.

4.8 Form of Common Stock Purchase Warrant issued in the October 16, 2006 Financing.

4.9          Form of Common Stock  Purchase  Warrant issued in the November 2006
             Financing.

4.10         Form of Common Stock  Purchase  Warrant issued in the December 2006
             Financing.

4.11 Form of Common Stock Purchase Warrant issued in the January 2007 Financing, incorporated by reference as Exhibit 4.1 to the Form 8K files with the SEC on January 24, 2007.

4.12         Form of Common Stock  Purchase  Warrant issued in the February 2007
             Financing.

4.13         Form of Common  Stock  Purchase  Warrant  issued in the March  2007
             Financing.

10.1 Securities Purchase Agreement, dated April 4, 2006, as part of the April 2006 Financing.

10.2         Security Agreement,  dated April 4, 2006, as part of the April 2006
             Financing.

10.3 Intellectual Property Security Agreement, dated April 4, 2006, as part of the April 2006 Financing.

10.4 Registration Rights Agreement, dated April 4, 2006, as part of the April 2006 Financing.

10.5         Form of Callable Secured Note issued in the April 2006 Financing.

10.6         Securities  Purchase  Agreement,   dated  as  of  May  8,  2006  in
             connection with the May 2006 Financing, incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on May 16, 2006.

10.7 Security Agreement, dated May 8, 2006, as part of the May 2006 Financing, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on May 16, 2006.

10.8 Intellectual Property Security Agreement, dated May 8, 2006, as part of the May 2006 Financing, incorporated by reference as
             Exhibit 10.3 to the Form 8K filed with the SEC on May 16, 2006.

10.9 Registration Rights Agreement, dated May 8, 2006, as part of the May 2006 Financing, incorporated by reference as Exhibit 10.4 to the Form 8K filed with the SEC on May 16, 2006.

10.10 Form of Callable Secured Note issued in the May 2006 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on May 16, 2006.

10.11 Securities Purchase Agreement, dated as of June 7, 2006 in connection with the June 2006 Financing, incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on June 12, 2006.

10.12 Security Agreement, dated June 7, 2006, as part of the June 2006 Financing, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on June 12, 2006.

10.13 Intellectual Property Security Agreement, dated June 7, 2006, as part of the June 2006 Financing, incorporated by reference as
             Exhibit 10.3 to the Form 8K filed with the SEC on June 12, 2006.

10.14 Registration Rights Agreement, dated June 7, 2006, as part of the June 2006 Financing, incorporated by reference as Exhibit 10.4 to the Form 8K filed with the SEC on June 12, 2006.

10.15 Form of Callable Secured Note issued in the June 2006 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on June 12, 2006.

10.16 Securities Purchase Agreement, dated July 5, 2006, as part of the July 2006 Financing.

10.17        Security  Agreement,  dated July 5, 2006,  as part of the July 2006
             Financing.

10.18 Intellectual Property Security Agreement, dated July 5, 2006, as part of the July 2006 Financing.

10.19 Registration Rights Agreement, dated July 5, 2006, as part of the July 2006 Financing.

10.20        Form of Callable Secured Note issued in the July 2006 Financing.

10.21 Securities Purchase Agreement, dated as of August 15, 2006 in connection with the August 2006 Financing, incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on August 21, 2006.

10.22 Security Agreement, dated August 15, 2006, as part of the August 2006 Financing, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on August 21, 2006.

10.23 Intellectual Property Security Agreement, dated August 15, 2006, as part of the August 2006 Financing, incorporated by reference as
             Exhibit 10.3 to the Form 8K filed with the SEC on August 21, 2006.

10.24 Registration Rights Agreement, dated August 15, 2006, as part of the August 2006 Financing, incorporated by reference as Exhibit
             10.4 to the Form 8K filed with the SEC on August 21, 2006.

10.25 Form of Callable Secured Note issued in the August 2006 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on August 21, 2006.

10.26 Securities Purchase Agreement, dated as of September 15, 2006 in connection with the September 2006 Financing, incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on September 20, 2006.

10.27 Security Agreement, dated September 15, 2006, as part of the September 2006 Financing, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on September 20, 2006.

10.28 Intellectual Property Security Agreement, dated September 15, 2006, as part of the September 2006 Financing, incorporated by reference as Exhibit 10.3 to the Form 8K filed with the SEC on September 20, 2006.

10.29 Registration Rights Agreement, dated September 15, 2006, as part of the September 2006 Financing, incorporated by reference as Exhibit
             10.4 to the Form 8K filed with the SEC on September 20, 2006.

10.30 Form of Callable Secured Note issued in the September 2006 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on September 20, 2006.

10.31 Securities Purchase Agreement, dated as of October 4, 2006 in connection with the October 4, 2006 Financing, incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on October 11, 2006.

10.32 Security Agreement, dated October 4, 2006, as part of the October 4, 2006 Financing, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on October 11, 2006.

10.33 Intellectual Property Security Agreement, dated October 4, 2006, as part of the October 4, 2006 Financing, incorporated by reference as
             Exhibit 10.3 to the Form 8K filed with the SEC on October 11, 2006.

10.34 Registration Rights Agreement, dated October 4, 2006, as part of the October 4, 2006 Financing, incorporated by reference as Exhibit
             10.4 to the Form 8K filed with the SEC on October 11, 2006.

10.35 Form of Callable Secured Note issued in the October 4, 2006 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on October 11, 2006.

10.36 Securities Purchase Agreement, dated October 16, 2006, as part of the October 16, 2006 Financing.

10.37 Security Agreement, dated October 16, 2006, as part of the October 16, 2006 Financing.

10.38 Intellectual Property Security Agreement, dated October 16, 2006, as part of the October 16, 2006 Financing.

10.39 Registration Rights Agreement, dated October 16, 2006, as part of the October 16, 2006 Financing.

10.40        Form of  Callable  Secured  Note  issued in the  October  16,  2006
             Financing.

10.41 Securities Purchase Agreement, dated November 14, 2006, as part of the November 2006 Financing.

10.42 Security Agreement, dated November 14, 2006, as part of the November 2006 Financing.

10.43 Intellectual Property Security Agreement, dated November 14, 2006, as part of the November 2006 Financing.

10.44 Registration Rights Agreement, dated November 14, 2006, as part of the November 2006 Financing.

10.45        Form  of  Callable   Secured  Note  issued  in  the  November  2006
             Financing.

10.46 Securities Purchase Agreement, dated December 11, 2006, as part of the December 2006 Financing.

10.47 Security Agreement, dated December 11, 2006, as part of the December 2006 Financing.

10.48 Intellectual Property Security Agreement, dated December 11, 2006, as part of the December 2006 Financing.

10.49 Registration Rights Agreement, dated December 11, 2006, as part of the December 2006 Financing.

10.50        Form  of  Callable   Secured  Note  issued  in  the  December  2006
             Financing.

10.51 Form of Callable Secured Note, dated December 31, 2006, issued in connection with the Interest Conversion, incorporated by reference as Exhibit 10.3 to the Form 8K filed with the SEC on January 24, 2007.

10.52 Securities Purchase Agreement, dated as of January 18, 2007 in connection with the January 2007 Financing, incorporated by reference as Exhibit 10.4 to the Form 8K filed with the SEC on January 24, 2007.

10.53 Security Agreement, dated January 18, 2007, as part of the January 2007 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on January 24, 2007.

10.54 Intellectual Property Security Agreement, dated January 18, 2007, as part of the January 2007 Financing, incorporated by reference as
             Exhibit 10.6 to the Form 8K filed with the SEC on January 24, 2007.

10.55 Registration Rights Agreement, dated January 18, 2007, as part of the January 2007 Financing, incorporated by reference as Exhibit
             10.7 to the Form 8K filed with the SEC on January 24, 2007.

10.56 Form of Callable Secured Note issued in the January 2007 Financing, incorporated by reference as Exhibit 10.8 to the Form 8K filed with the SEC on January 25, 2007.

10.57 Securities Purchase Agreement, dated February 13, 2007, as part of the February 2007 Financing.

10.58 Security Agreement, dated February 13, 2007, as part of the February 2007 Financing.

10.59 Intellectual Property Security Agreement, dated February 13, 2007, as part of the February 2007 Financing.

10.60 Registration Rights Agreement, dated February 13, 2007, as part of the February 2007 Financing.

10.61        Form of Callable Secured Note issued in the February Financing.

10.62        Form  of  Bloomington/Normal,  LLC  incorporated  by  reference  as
             Exhibit 10.3 to the Form 8K filed with the SEC on November 7, 2006.

10.63 Form of Forgiveness of Penalties, dated December 31, 2007, executed by New Millennium Capital Partners II, LLC.

10.64 Form of Forgiveness of Penalties, dated December 31, 2007, executed by AJW Qualified Partners, LLC.

10.65 Form of Forgiveness of Penalties, dated December 31, 2007, executed by AJW Offshore, Ltd.

10.66 Form of Forgiveness of Penalties, dated December 31, 2007, executed by AJW Partners, LLC.

10.67 Employment Agreement, dated January 12, 2007, between the Company and Nicolas A. Cocco, incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on January 23, 2007.

10.68 Employment Agreement, dated January 12, 2007, between the Company and Richard J. Kohl, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on January 23, 2007.

10.69 Securities Purchase Agreement, dated March 13, 2007, as part of the March 2007 Financing.

10.70 Security Agreement, dated March 13, 2007, as part of the March 2007 Financing.

10.71 Intellectual Property Security Agreement, dated March 13, 2007, as part of the March 2007 Financing.

10.72 Registration Rights Agreement, dated March 13, 2007, as part of the March 2007 Financing.

10.73        Form of Callable Secured Note issued in the March Financing.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2007

                                              MIDNIGHT HOLDINGS GROUP, INC.

                                              By: /s/ NICHOLAS A. COCCO
                                                  -------------------------
                                                  Nicholas A. Cocco
                                                  Chief Executive Officer



                                              By: /s/ RICHARD KOHL
                                                  -------------------------
                                                  Richard Kohl
                                                  Chief Financial Officer