Form 10QSB
period 2006-06-30
MIDNIGHT HOLDINGS GROUP INC
filed 2007-03-29
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED - JUNE 30, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 33-22142

        MIDNIGHT HOLDINGS GROUP, INC. F/K/A REDOX TECHNOLOGY CORPORATION

                       Delaware                            55-0681106
   (State or other jurisdiction of incorporation or     (I.R.S. Employer
                     organization)                     Identification No.)

      22600 Hall Road, Suite 205, Clinton Twp. MI             48036
       (Address of principal executive offices)            (Zip Code)

  Issuer's telephone number:                             (586) 468-8741

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

Registrant had 477,350,001 issued and outstanding shares of common stock, par value $.00005 per share, as of March 15, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [_]   No [X]

                                TABLE OF CONTENTS

HEADING                                                                     PAGE
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................   2

              Balance Sheets -  March 31, 2006 and December 31, 2005........   2

              Statements of Operation and Comprehensive Loss - Three
              months ended March 31, 2006 and 2005..........................   3

              Statements of Cash Flow - Three months ended March 31, 2005
              and 2005......................................................   4

              Notes to Financial Statements ................................   5

Item 2.   Management's Discussion and Analysis or Plan of Operations........   8

Item 3.   Controls and Procedures...........................................  14


                                 PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......  16

Item 3.   Defaults Upon Senior Securities...................................  32

Item 4.   Submission of Matters to a Vote of Securities Holders.............  32

Item 5.   Other Information.................................................  32

Item 6.   Exhibits and Reports on Form 8-K..................................  37

          Signatures........................................................  45

                          PART I -FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS

                          MIDNIGHT HOLDINGS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                DECEMBER 31,
                                                                  JUNE 30,         2005
                                                                   2006          (RESTATED)
                                                                ------------    ------------
                             ASSETS
CURRENT ASSETS:
    Cash                                                        $     37,032    $     29,844
    Accounts receivable                                              207,462          76,371
    Marketable securities                                              9,073           8,894
    Inventories                                                       30,623          29,063
    Prepaid expenses and other current assets                         16,406           9,627
    Current portion of deferred financing costs                      111,562         111,562
    Current portion of capital leases receivable                      59,308          59,308
                                                                ------------    ------------
       Total current  assets                                         471,466         324,669
                                                                ------------    ------------

Property and equipment - net of $233,790 and $196,689
accumulated depreciation, respectively                               481,075         506,070
Intangible asset                                                      30,000          30,000
Investment in and advances to equity method investee                  89,647         118,926
Long term portion of deferred financing costs                        167,343         223,124
Long term portion of capital leases receivable                        43,932          71,495
Accrued rental income                                                 58,711          34,540
Deposits                                                              18,510          14,860
                                                                ------------    ------------

Total assets                                                    $  1,360,684    $  1,323,684
                                                                ============    ============

             LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                            $  1,105,112    $  1,265,473
    Current portion of long-term debt                                 46,229          44,923
    Current portion of capital lease obligations                      11,361          11,361
    Convertible notes payable                                        695,198         399,279
    Accrued convertible debt non-compliance costs                    673,750       1,041,046
    Accrued expenses and other current liabilities                   317,268         124,411
    Income taxes payable                                              16,356          24,971
    Accrued director's fees                                           95,000          90,000
    Notes payable, stockholders                                      110,000         110,000
    Derivative financial instruments                              30,727,928      12,039,667
                                                                ------------    ------------
       Total current liabilities                                  33,798,202      15,151,131

LONG-TERM LIABILITIES:
    Line of credit payable, bank                                      99,095          94,168
    Long-term debt, less current portion                              95,752         119,150
    Capitalized lease obligation, less current portion                22,531          28,129
    Deferred rent                                                    103,566          42,963
                                                                ------------    ------------
       Total liabilities                                          34,119,146      15,435,541
                                                                ------------    ------------

MINORITY INTEREST                                                         --          15,905
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES                                             --              --

STOCKHOLDERS' DEFICIT
    Common stock, $0.00005 par value; 1,000,000,000 shares
    authorized; 470,033,692 and 468,733,692 shares issued and
    outstanding at June 30, 2006 and December 31, 2005,
    respectively                                                      23,502          23,437
    Additional paid-in capital                                       404,263         205,563
    Accumulated deficit                                          (33,174,620)    (14,344,976)
    Other comprehensive loss                                         (11,607)        (11,786)
                                                                ------------    ------------
       Total stockholders' deficit                               (32,758,462)    (14,127,762)
                                                                ------------    ------------

Total liabilities and stockholder's deficit                     $  1,360,684    $  1,323,684
                                                                ============    ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                          MIDNIGHT HOLDIMGS GROUP, INC.
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                   ----------------------------    ----------------------------
                                                       2006            2005            2006            2005
                                                   ------------    ------------    ------------    ------------
REVENUES
  Sales and service income                         $    568,652    $    516,398    $  1,149,903    $    888,428
  Franchise fees                                             --          19,000              --          87,500
  Royalty income                                         22,873          20,545          31,933          43,236
                                                   ------------    ------------    ------------    ------------
    Total revenues                                      591,525         555,943       1,181,836       1,019,164

COST OF SALES                                           677,566         359,875       1,399,236         702,804
                                                   ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                                     (86,041)        196,068        (217,400)        316,360

OPERATING EXPENSES                                      911,333         612,160       1,764,324       1,073,275
                                                   ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                   (997,374)       (416,092)     (1,981,724)       (756,915)
                                                   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)
  Equity in net losses of equity method investee        (48,761)        (29,701)        (98,261)        (34,159)
  Derivative instrument expense                      89,873,432              --     (16,565,647)             --
  Interest expense                                     (118,708)        (25,950)       (204,443)        (37,573)
  Interest income                                         2,127           8,408           4,525          12,699
                                                   ------------    ------------    ------------    ------------
                                                     89,708,090         (47,243)    (16,863,826)        (59,033)
                                                   ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST               88,710,716        (463,335)    (18,845,550)       (815,948)

INCOME (LOSS) ATTRIBUTABLE TO MINORITY INTEREST              --              --          15,905              --
                                                   ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                    88,710,716        (463,335)    (18,829,645)       (815,948)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
  Unrealized gain on marketable security                   (502)             --             179              --
                                                   ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                        $ 88,710,214    $   (463,335)   $(18,829,466)   $   (815,948)
                                                   ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE
  Basic and diluted                                $       0.19    $      (0.00)   $      (0.04)   $      (0.00)
                                                   ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic and diluted                                 469,100,176     371,524,431     468,917,946     369,534,327
                                                   ============    ============    ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                          MIDNIGHT HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     PERIOD OF SIX MONTHS ENDED
                                                             JUNE 30,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(18,829,645)  $   (815,948)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                            37,101         20,771
  Amortization of deferred financing costs                55,781          7,008
  Derivative instrument expense                       16,565,647             --
  Gain on sale of equipment                                   --        (29,432)
  Equity in losses of equity method investee              98,261         34,159
  Loss attributable to minority interest                 (15,905)            --
  Changes in assets and liabilities:
    Accounts receivable                                 (131,091)        (8,037)
    Inventories                                           (1,560)         4,605
    Prepaid expenses and other current assets            (30,950)        22,349
    Deposits                                              (3,650)            --
    Accounts payable                                    (160,361)       155,642
    Accrued expenses and other current liabilities       249,849        551,707
                                                    ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES                 (2,166,523)       (57,176)
                                                    ------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Payments received on capital lease                      27,561         16,090
  Purchase of property and equipment                     (12,106)      (112,214)
  Purchase of intangilble asset                               --        (15,000)
  Notes receivable, stockholders                              --       (293,240)
                                                    ------------   ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       15,455       (404,364)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under revolving credit agreements         4,927             --
  Deferred financing costs                                    --       (107,094)
  Principal payments made on capital lease                (5,597)        (3,536)
  Advances to joint ventures                             (68,982)      (148,374)
  Repayment of term loan                                 (22,092)       (20,879)
  Repayment of note payable, stockholder                      --        (14,000)
  Proceeds from notes payable                          2,250,000        750,000
  Proceeds from issuance of common shares                     --         16,000
                                                    ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              2,158,256        472,117
                                                    ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    7,188         10,577

CASH AND EQUIVALENTS - beginning of period                29,844         39,035
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS - end of period           $     37,032   $     49,612
                                                    ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                          $     10,927   $     12,796

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Comprehensive income                              $        179   $         --
  Conversion of convertible notes to equity              (10,528)            --
  Fair value of derivative instrument liability       25,899,031             --
  Carrying value of convertible notes                    306,447             --
  Debt non-compliance costs                             (367,296)            --
  Capitalized  lease receivable                               --        172,279
  Capital lease payable                                       --         48,462

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

NOTE 2 - GOING CONCERN

As set forth in the accompanying financial statements, Midnight incurred recurring net losses of $18,829,645 for the six months ended June 30, 2006 which included non-cash items of $55,781 for amortization of deferred financing costs and $16,565,647 for loss in the fair value of derivative instrument liabilities, has an accumulated deficit of $32,969,058 and a working capital deficit of $33,326,736 as of June 30, 2006. These conditions raise substantial doubt as to Midnight's ability to continue as a going concern. Management has raised funds through the sale of convertible notes and continues to seek financing to fund its operating losses and revenue growth plans (See Note 3). The financial statements do not include any adjustments that might be necessary if Midnight is unable to continue as a going concern.

NOTE 3 - ADDITIONAL BORROWINGS

During the six months ended June 30, 2006, Midnight issued 10% callable secured convertible notes to four investors with 4,100,000 common stock purchase warrants, for an aggregate of $2,250,000. The new notes, together with accrued and unpaid interest, are convertible at any time at the option of the holder into shares of common stock of Midnight at the lesser of $.02 per share or 25% of the average of the lowest 3 trading days from the last 20 trading days ending one day prior to the date of conversion. Interest is due at the end of each quarter. The face amounts of the notes are due three years from the date of issuance. The due dates range from December 31, 2008 to June 7, 2009. The warrants have a five year life and are exercisable at $.08 per share.

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

A summary of the convertible notes and derivative liability is as follows:

                                                              12/31/2005        Changes       6/30/2006
                                                             ------------    ------------    ------------
Proceeds of notes less unamortized discount                  $  3,009,279    $         --    $  3,009,279
Proceeds of the 2006 notes                                      2,250,000       2,250,000
Less: Amounts attributable to embedded derivatives             (2,610,000)     (1,954,081)     (4,564,081)
                                                             ------------    ------------    ------------
Carrying value of the notes                                  $    399,279    $    295,919    $    695,198
                                                             ============    ============    ============

Amounts attributable to derivative instrument liability      $ 12,039,667    $ 18,688,261    $ 30,727,928
                                                             ============    ============    ============

Amounts attrributable to accrued debt non-compliance costs   $  1,041,046    $    360,902    $  1,401,948
                                                             ============    ============    ============


The proceeds from the issuance of the debentures and warrants were first allocated to the warrant derivatives based on their fair values and then to the embedded derivatives based on their fair values. To the extent that the fair values of the derivatives exceeded the proceeds a loss on derivatives was recognized at issuance date in the Consolidated Statements of Operations. The discount to the debentures created by the allocation of the proceeds to the derivatives will be amortized over the life of the debentures using the effective interest method.

NOTE 5 - COMMON STOCK

During the six months ended June 30, 2006, Midnight converted $10,528 of its convertible debt and $188,238 of associated embedded derivatives to 1,300,000 shares of common stock.

NOTE 6 - RESTATEMENT

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

NOTE 7 - ACCRUED CONVERTIBLE DEBT NON-COMPLIANCE COSTS

As of June 30, 2006, Midnight's accrued debt non-compliance costs had decreased by $367,296 to $673,750 from $1,041,046 as of December 31, 2005. On June 13,
2006, the holders of Midnight's convertible notes agreed to waive all penalties accrued on all notes issued prior to that date and to waive all such penalties on those notes through March 31, 2007. This was the reason for the decrease in accrued convertible debt non-compliance costs during the six months ended June 30, 2006.

NOTE 8 - SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS
                           --------------------------

THIS QUARTERLY REPORT ON FORM 10-QSB AND ANY DOCUMENTS INCORPORATED HEREIN CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT") WE CLAIM THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE REFORM ACT. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS QUARTERLY REPORT, STATEMENTS THAT ARE NOT STATEMENTS OF CURRENT OR HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "PLAN", "INTEND", "MAY," "WILL," "EXPECT," "BELIEVE", "COULD," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR SIMILAR EXPRESSIONS OR OTHER VARIATIONS OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ANY REFERENCE TO THE "COMPANY, "MIDNIGHT," THE "REGISTRANT", THE "SMALL BUSINESS ISSUER", "WE", "OUR" OR "US" MEANS MIDNIGHT HOLDINGS GROUP, INC.

        The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005, and the notes thereto, all of which financial statements are included elsewhere in this Form 10-QSB.

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

        The identification of, and accounting for, derivative instruments is complex. All of our derivative instruments are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. The fair value of options, warrants and bifurcated conversion options are determined using the Black-Scholes pricing model or the Cox-Rose-Rubenstein binomial Model (essentially the same results as the Black-Scholes Model). The model requires the input of the remaining term of the instrument, the risk-free rate of return (based on U.S. Government securities rates), our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. We estimate the future volatility of our common stock price based on the history of our competitors' stock price. The identification of, and accounting for, derivative instruments and the assumptions used to value them, can significantly affect our financial statements.

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

RESULTS OF OPERATIONS: COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 TO SIX MONTHS ENDED JUNE 30, 2005

SIGNIFICANT TRANSACTIONS:

        The following significant transactions impacted the consolidated results of operations for the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005, and for the calendar quarter ended June 30, 2006 compared to the calendar quarter ended June 30, 2005:

        The Company was in the initial stages of opening additional service centers in 2006, and as such was increasing the operating expenses to provide the infrastructure to do so. As these newly opened service centers were in their infancy, they had not yet reach the level of attaining profitable operations.

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

REVENUES:

        During the current fiscal year to date, revenues increased by $162,700 or 16% to $1,181,800 compared to the same six months performance in the prior fiscal year. Service center revenue increased $97,100 as the result of additional store openings in the 4th quarter of 2005 and the 1st quarter of 2006. Sales to our Joint Venture partners in the 2006 period increased by $164,400. This is attributable to the Joint Ventures being in operation for the full six month period in 2006 while in the 2005 period, they were only open a small portion of the period. The Company did not add any new joint venture partners in the current six month which resulted in a decrease of fees derived from that source. Revenue from royalties on franchise operating sales decreased by $11,300 partially due to one of the franchisees converting to a Joint Venture.

        The Company's revenues for the quarter ended June 30, 2006 increased by $35,600 or 6% to $591,500 compared to revenues for the quarter ended June 30, 2005. Service center revenue increased $4,400, while sales to our Joint Venture partners increased by $47,900. The Company did not add any new joint venture partners in the current quarter which resulted in a decrease of fees derived from that source. Revenue from royalties on franchise operating sales increased by $2,300.

COST OF SALES:

        During the current fiscal year to date, cost of sales increased by $696,400 or 99% to $1,399,200 compared to the same year to date cost of sales in the prior fiscal year. The increase in cost of sales was primarily attributable to an increase in labor costs during the initial startup of new service center openings.

        The Company's cost of sales for the quarter ended June 30, 2006 increased by $317,700 or 88% to $677,500 compared to its cost of sales for the quarter ended June 30, 2005. The increase in cost of sales was primarily attributable to an increase in labor costs during the initial startup of new service center openings as well as an increase in service center sales volume and increased sales volume to our Joint Ventures partners.

GROSS PROFIT:

        During the current fiscal year to date, gross profit decreased by $533,800 or 169 % to $(217,400) compared to the same year to date gross profit in the prior fiscal year. The decrease in gross profit was primarily attributable to the increased labor costs in the current period as mentioned above.

        During the current fiscal quarter, gross profit decreased by $282,100 or 144 % to $(86,000) compared to the same quarter gross profit in the prior fiscal year. The decrease in gross profit was primarily attributable to the increased labor costs in the current period .

OPERATING EXPENSES

        During the current fiscal year to date, operating expenses increased by $691,000 or 64% to $1,764,300 compared to the same year to date operating expenses in the prior fiscal year. The increase in operating expenses was primarily attributable to an increase in the Company's infrastructure to execute its business plan.

        During the current fiscal quarter, operating expenses increased by $299,200 or 49% to $911,300 compared to the same quarter operating expenses in the prior fiscal year. The increase in operating expenses was primarily attributable to an increase in the Company's infrastructure to execute its business plan.

OTHER INCOME AND EXPENSES

        The Company incurred an increase in interest expense of $166,900 to $204,400 for the six months ended June 30, 2006 compared to the corresponding six month period of the prior year. This was due primarily to increased borrowing under convertible secured notes payable obtained to finance the Company's business plan.

        For the period of six months ended June 30, 2006, the Company recognized its minority equity in the losses of its joint ventures. These losses were $(98,300) as compared to $(34,200) for the period of six months ended June 30, 2005. During the six months ended June 30, 2005, one of the joint ventures was in operation for approximately four months and the other was in operation for approximately one month as opposed to two joint ventures in the six months ended June 30, 2006.

        Derivative instrument expense is explained in the discussion of critical accounting issues and further in the notes to the financial statements. The identification of, and accounting for, derivative instruments is complex. Our derivative instruments are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements. For the quarter ended June 30, 2006, the derivative instrument expenses totaled $16,565,600. The Company had no derivative instrument expense for the six months ended June 30, 2005

        During 2005, we substantially increased our operating expenses and grew our infrastructure to support our business plan. As we continue to execute our business plan, these expenses are not expected to increase at the same rate as they did in 2005. As this is a forward looking statement, it involves risks and uncertainties. The time period involved may differ materially from that indicated as a result of a number of factors.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents totaled $37,000 as of June 30, 2006, an increase of $7,200 from December 31, 2005. We had a working capital deficit of $33,326,700 as of June 30, 2006 as compared to $14,826,500 as of December 31, 2005. A total of $30,727,900 of this was attributable to our derivative liabilities. Cash flows from operations and credit lines from banks are used to fund short-term liquidity and capital needs such as service center parts, salaries and capital expenditures. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we currently rely on asset leasing, loans from our investor group, term loans, revolving lines of credit, sale of common stock, and joint venture investors.

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


EQUITY

        During the six months ended June 30, 2006, the Company converted $10,528 of its convertible debt and $188,238 of associated embedded derivatives to 1,300,000 shares of common stock. No such conversions took place in the prior quarter.

        During the quarter ended June 30, 2006, no dividends were paid to holders of our common stock and we did not issue any preferred stock.

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

        An annual capital budget is prepared for each service and retail center that is intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that operating cash flows from mature operations will provide the necessary funding for these expenditures.

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

        On November 22, 2006, Miller, Ellin resigned as the Registrant's independent auditors. Miller, Ellin submitted an audit report on the Registrant's financial statements for the year ended December 31, 2005. On November 22, 2006, the Board of Directors ratified the engagement of Malone & Bailey as the Registrant's independent auditors.


                          PART II - - OTHER INFORMATION
                          -----------------------------

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

        The following lawsuit is being reported here because it was pending as of December 31, 2005. All Night Auto, Inc., a corporation owned by the Company's subsidiary, All Night Auto(R) Stores, Inc., is currently a defendant in a law suit brought by Meineke Reality, Inc., in the Mecklenburg County Superior Court, State of North Carolina, being case No. 05-CVS-13194. The complaint filed by Meineke Realty, Inc., on July 21, 2005, alleged that the previous management of All Night Auto, Inc., failed to pay rents due under a sublease for premises located at 3872 Rochester Road, Troy, Michigan. The plaintiff alleged damages against All Night Auto, Inc., in the amount of $81,800. All Night Auto, Inc., retained the law firm of Hamilton Fay Moon Stephens & Martin, PLLC, 201 South College Street, Suite 2020, Charlotte, NC 28244, as local counsel in the case. On September 29, 2005, local counsel filed a Motion to dismiss the case alleging that the North Carolina Court lacked jurisdiction and Meineke Realty's claim was barred by the Statute of Limitations. The motion was granted and an appeal was pending until September 26, 2006 when the suit was dismissed. Pursuant to a settlement agreement entered into between the parties on September 20, 2006, the Company is to pay the Meineke Realty $50,000 over a ten month period, which will be treated as an additional rent expense over such ten month period.

        On March 28, 2006, a Complaint was filed in the Oakland County Circuit Court entitled DENNIS SPENCER V MIDNIGHT AUTO HOLDINGS, INC., Case No. 06-73504-CK. Plaintiff sought a declaratory judgment and ruling from the Court regarding his February 27, 2006 termination and the parties' March 10, 2004 employment agreement as well as damages in the amount of $92,500 and an unspecified amount in excess of $25,000 for breach of contract. The Company's answers have been filed. On December 7, 2006, the parties settled this matter by way of an agreement by the Company to pay the Plaintiff $15,000 and to defend and indemnify Plaintiff in the Doren Litigation (described below); the Company has paid Plaintiff the $15,000 sum, and the case was dismissed with prejudice on December 18, 2006.

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

        On November 11, 2006, the Company was served with a Complaint in the matter of Brian Unlimited Distribution Company (a/k/a BUDCO) v. Midnight Auto Franchise Corp., Oakland County Circuit Court Case No. 06-078275-CK. In its Complaint, BUDCO sought damages of $153,800 plus interest and attorney fees. On January 10, 2007, the parties settled this matter through an agreement to pay an aggregate amount of $136,600 (without interest), through monthly payments of $4,000 each commencing on February 18, 2007; the Company has the right to prepay the balance due at any time (provided it has not defaulted in the payment of any monthly installment) for 90% of the then-balance due. Upon any default in making monthly installments due under the settlement agreement, BUDCO has the right to reinstate the legal proceedings and enter a consent judgment in the amount of $153,800, plus interest (accruing at the rate of 13% per annum from December 4, 2006), plus attorney fees of $4,800, less the amount of monthly installments made to the date of the default. This settlement was placed on the record in open court; the parties have also settled an order confirming the above terms.

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

        On March 2, 2007, Imperial Marketing, Inc. filed a suit against Midnight Auto Franchise Corp. in the Circuit Court for Oakland County, Michigan, Case no. 07-081205-CZ (Langford-Morris, J.) (the "Imperial Litigation"). Imperial provided marketing services to Midnight Auto Franchise Corp. but has since been replaced. The Imperial Litigation attempts to recover $67,324.62 "plus costs, interest and attorney fees" representing amounts allegedly owed to Imperial for marketing services. The Company has defenses to the claims made in the complaint which it plans to assert in an answer, but at this time is unable to evaluate the likely outcome.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

April 2006 Financing (the "April 2006 Financing")
-------------------------------------------------

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

May 2006 Financing (the "May 2006 Financing")
---------------------------------------------

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

June 2006 Financing (the "June 2006 Financing")
-----------------------------------------------

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

July 2006 Financing (the "July 2006 Financing")
-----------------------------------------------

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

August 2006 Financing (the "August 2006 Financing")
---------------------------------------------------

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

September 2006 Financing (the "September 2006 Financing")
---------------------------------------------------------

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

October 4, 2006 Financing (the "October 4, 2006 Financing")
-----------------------------------------------------------

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

October 16, 2006 Financing (the "October 16, 2006 Financing")
-------------------------------------------------------------

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

November 2006 Financing (the "November 2006 Financing")
-------------------------------------------------------

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

December 2006 Financing (the "December 2006 Financing")
-------------------------------------------------------

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

December 31, 2006 Interest Conversion (the "Interest Conversion")
-----------------------------------------------------------------

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

January 2007 Financing (the "January 2007 Financing")
-----------------------------------------------------

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

February 2007 Financing (the "February 2007 Financing")
-------------------------------------------------------

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

        In order to induce the Purchasers to purchase the March 2007 Financing Notes and the March 2007 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated March 13, 2007 (the "March 2007 Financing Security Agreement"), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated March 13, 2007 (the "March 2007 Financing Intellectual Property Security Agreement"), granting the Purchasers a security interest in the intellectual property of the Company.

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

Equity Conversion
-----------------

        As of March 20, 2007 the Purchasers have elected to convert an aggregate amount of $39,614.55 of principal due to the Purchasers pursuant to the terms of callable convertible notes, dated April 28, 2004 (the "April 2004 Notes"), into an aggregate of 10,150,000 shares of Common Stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the six months ended June 30, 2006.

ITEM 5.  OTHER INFORMATION

Cocco Employment Agreement
--------------------------

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

Kohl Employment Agreement
-------------------------

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

Restatement of December 31, 2005 Financial Statements
-----------------------------------------------------

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


ITEM 6.  EXHIBITS AND INDEX OF EXHIBITS.

(a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B. The Exhibits below are required by Item 601 of Regulation S-B.

Exhibit
  No.   Description

4.1 Form of Common Stock Purchase Warrant issued in the April 2006 Financing, incorporated by reference as Exhibit 4.1 to the Form 10QSB filed with the SEC on March 28, 2007.

4.2 Form of Common Stock Purchase Warrant issued in the May 2006 Financing, incorporated by reference as Exhibit 4.1 to the Form 8K filed with the SEC on May 16, 2006.

4.3 Form of Common Stock Purchase Warrant issued in the June 2006 Financing, incorporated by reference as Exhibit 4.1 to the Form 8K filed with the SEC on June 12, 2006.

4.4 Form of Common Stock Purchase Warrant issued in the July 2006 Financing, incorporated by reference as Exhibit 4.4 to the Form 10QSB filed with the SEC on March 28, 2007.

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

4.8 Form of Common Stock Purchase Warrant issued in the October 16, 2006 Financing, incorporated by reference as Exhibit 4.8 to the Form 10QSB filed with the SEC on March 28, 2007.

4.9 Form of Common Stock Purchase Warrant issued in the November 2006 Financing, incorporated by reference as Exhibit 4.9 to the Form 10QSB filed with the SEC on March 28, 2007.

4.10 Form of Common Stock Purchase Warrant issued in the December 2006 Financing, incorporated by reference as Exhibit 4.10 to the Form 10QSB filed with the SEC on March 28, 2007.

4.11 Form of Common Stock Purchase Warrant issued in the January 2007 Financing, incorporated by reference as Exhibit 4.1 to the Form 8K files with the SEC on January 24, 2007.

4.12 Form of Common Stock Purchase Warrant issued in the February 2007 Financing, incorporated by reference as Exhibit 4.12 to the Form 10QSB filed with the SEC on March 28, 2007.

4.13 Form of Common Stock Purchase Warrant issued in the March 2007 Financing, incorporated by reference as Exhibit 4.13 to the Form 10QSB filed with the SEC on March 28, 2007.

10.1 Securities Purchase Agreement, dated April 4, 2006, as part of the April 2006 Financing, incorporated by reference as Exhibit 10.1 to the Form 10QSB filed with the SEC on March 28, 2007.

10.2 Security Agreement, dated April 4, 2006, as part of the April 2006 Financing, incorporated by reference as Exhibit 10.2 to the Form 10QSB filed with the SEC on March 28, 2007.

10.3 Intellectual Property Security Agreement, dated April 4, 2006, as part of the April 2006 Financing, incorporated by reference as Exhibit 10.3 to the Form 10QSB filed with the SEC on March 28, 2007.

10.4 Registration Rights Agreement, dated April 4, 2006, as part of the April 2006 Financing, incorporated by reference as Exhibit 10.4 to the Form 10QSB filed with the SEC on March 28, 2007.

10.5 Form of Callable Secured Note issued in the April 2006 Financing, incorporated by reference as Exhibit 10.5 to the Form 10QSB filed with the SEC on March 28, 2007.

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

10.16 Securities Purchase Agreement, dated July 5, 2006, as part of the July 2006 Financing, incorporated by reference as Exhibit 10.16 to the Form 10QSB filed with the SEC on March 28, 2007.

10.17 Security Agreement, dated July 5, 2006, as part of the July 2006 Financing, incorporated by reference as Exhibit 10.17 to the Form 10QSB filed with the SEC on March 28, 2007.

10.18 Intellectual Property Security Agreement, dated July 5, 2006, as part of the July 2006 Financing, incorporated by reference as Exhibit 10.18 to the Form 10QSB filed with the SEC on March 28, 2007.

10.19 Registration Rights Agreement, dated July 5, 2006, as part of the July 2006 Financing, incorporated by reference as Exhibit 10.19 to the Form 10QSB filed with the SEC on March 28, 2007.

10.20 Form of Callable Secured Note issued in the July 2006 Financing, incorporated by reference as Exhibit 10.20 to the Form 10QSB filed with the SEC on March 28, 2007.

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

10.36 Securities Purchase Agreement, dated October 16, 2006, as part of the October 16, 2006 Financing, incorporated by reference as Exhibit 10.36 to the Form 10QSB filed with the SEC on March 28, 2007.

10.37 Security Agreement, dated October 16, 2006, as part of the October 16, 2006 Financing, incorporated by reference as Exhibit 10.37 to the Form 10QSB filed with the SEC on March 28, 2007.

10.38 Intellectual Property Security Agreement, dated October 16, 2006, as part of the October 16, 2006 Financing, incorporated by reference as
        Exhibit 10.38 to the Form 10QSB filed with the SEC on March 28, 2007.

10.39 Registration Rights Agreement, dated October 16, 2006, as part of the October 16, 2006 Financing, incorporated by reference as Exhibit 10.39 to the Form 10QSB filed with the SEC on March 28, 2007.

10.40 Form of Callable Secured Note issued in the October 16, 2006 Financing, incorporated by reference as Exhibit 10.40 to the Form 10QSB filed with the SEC on March 28, 2007.

10.41 Securities Purchase Agreement, dated November 14, 2006, as part of the November 2006 Financing, incorporated by reference as Exhibit 10.41 to the Form 10QSB filed with the SEC on March 28, 2007.

10.42 Security Agreement, dated November 14, 2006, as part of the November 2006 Financing, incorporated by reference as Exhibit 10.42 to the Form 10QSB filed with the SEC on March 28, 2007.

10.43 Intellectual Property Security Agreement, dated November 14, 2006, as part of the November 2006 Financing, incorporated by reference as
        Exhibit 10.43 to the Form 10QSB filed with the SEC on March 28, 2007.

10.44 Registration Rights Agreement, dated November 14, 2006, as part of the November 2006 Financing, incorporated by reference as Exhibit 10.44 to the Form 10QSB filed with the SEC on March 28, 2007.

10.45 Form of Callable Secured Note issued in the November 2006 Financing, incorporated by reference as Exhibit 10.45 to the Form 10QSB filed with the SEC on March 28, 2007.

10.46 Securities Purchase Agreement, dated December 11, 2006, as part of the December 2006 Financing, incorporated by reference as Exhibit 10.46 to the Form 10QSB filed with the SEC on March 28, 2007.

10.47 Security Agreement, dated December 11, 2006, as part of the December 2006 Financing, incorporated by reference as Exhibit 10.47 to the Form 10QSB filed with the SEC on March 28, 2007.

10.48 Intellectual Property Security Agreement, dated December 11, 2006, as part of the December 2006 Financing, incorporated by reference as
        Exhibit 10.48 to the Form 10QSB filed with the SEC on March 28, 2007.

10.49 Registration Rights Agreement, dated December 11, 2006, as part of the December 2006 Financing, incorporated by reference as Exhibit 10.49 to the Form 10QSB filed with the SEC on March 28, 2007.

10.50 Form of Callable Secured Note issued in the December 2006 Financing, incorporated by reference as Exhibit 10.50 to the Form 10QSB filed with the SEC on March 28, 2007.

10.51   Securities  Purchase  Agreement,   dated  as  of  January  18,  2007  in
        connection with the January 2007 Financing, incorporated by reference as
        Exhibit 10.4 to the Form 8K filed with the SEC on January 24, 2007.

10.52 Security Agreement, dated January 18, 2007, as part of the January 2007 Financing, incorporated by reference as Exhibit 10.5 to the Form 8K filed with the SEC on January 24, 2007.

10.53 Intellectual Property Security Agreement, dated January 18, 2007, as part of the January 2007 Financing, incorporated by reference as Exhibit
        10.6 to the Form 8K filed with the SEC on January 24, 2007.

10.54 Registration Rights Agreement, dated January 18, 2007, as part of the January 2007 Financing, incorporated by reference as Exhibit 10.7 to the Form 8K filed with the SEC on January 24, 2007.

10.55 Form of Callable Secured Note issued in the January 2007 Financing, incorporated by reference as Exhibit 10.8 to the Form 8K filed with the SEC on January 24, 2007.

10.56 Securities Purchase Agreement, dated February 13, 2007, as part of the February 2007 Financing, incorporated by reference as Exhibit 10.56 to the Form 10QSB filed with the SEC on March 28, 2007.

10.57 Security Agreement, dated February 13, 2007, as part of the February 2007 Financing, incorporated by reference as Exhibit 10.57 to the Form 10QSB filed with the SEC on March 28, 2007.

10.58 Intellectual Property Security Agreement, dated February 13, 2007, as part of the February 2007 Financing, incorporated by reference as
        Exhibit 10.58 to the Form 10QSB filed with the SEC on March 28, 2007.

10.59 Registration Rights Agreement, dated February 13, 2007, as part of the February 2007 Financing, incorporated by reference as Exhibit 10.59 to the Form 10QSB filed with the SEC on March 28, 2007.

10.60 Form of Callable Secured Note issued in the February Financing, incorporated by reference as Exhibit 10.60 to the Form 10QSB filed with the SEC on March 28, 2007.

10.61   Form of  Bloomington/Normal,  LLC  incorporated  by reference as Exhibit
        10.3 to the Form 8K filed with the SEC on November 7, 2006.

10.62 Form of Forgiveness of Penalties, dated December 31, 2007, executed by New Millennium Capital Partners II, LLC. , incorporated by reference as
        Exhibit 10.62 to the Form 10QSB filed with the SEC on March 28, 2007.

10.63 Form of Forgiveness of Penalties, dated December 31, 2007, executed by AJW Qualified Partners, LLC. , incorporated by reference as Exhibit
        10.63 to the Form 10QSB filed with the SEC on March 28, 2007.

10.64 Form of Forgiveness of Penalties, dated December 31, 2007, executed by AJW Offshore, Ltd. , incorporated by reference as Exhibit 10.64 to the Form 10QSB filed with the SEC on March 28, 2007.

10.65 Form of Forgiveness of Penalties, dated December 31, 2007, executed by AJW Partners, LLC. , incorporated by reference as Exhibit 10.65 to the Form 10QSB filed with the SEC on March 28, 2007.

10.66 Employment Agreement, dated January 12, 2007, between the Company and Nicolas A. Cocco, incorporated by reference as Exhibit 10.1 to the Form 8K filed with the SEC on January 24, 2007.

10.67 Employment Agreement, dated January 12, 2007, between the Company and Richard J. Kohl, incorporated by reference as Exhibit 10.2 to the Form 8K filed with the SEC on January 24, 2007.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


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

Dated: March 29, 2007

                                      MIDNIGHT HOLDINGS GROUP, INC.

                                      By: /s/ NICHOLAS A. COCCO
                                          ---------------------------
                                           Nicholas A. Cocco
                                           Chief Executive Officer



                                      By: /s/ RICHARD KOHL
                                          ---------------------------
                                            Richard Kohl
                                            Chief Financial Officer