Form 10QSB
period 2006-09-30
MIDNIGHT HOLDINGS GROUP INC
filed 2007-03-29
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED - SEPTEMBER 30, 2006

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

Transitional Small Business Disclosure Format (Check one):  Yes [_]  No [X]

                                TABLE OF CONTENTS

HEADING                                                                                                    PAGE
-------                                                                                                    ----
                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      2

                  Balance Sheets -  March 31, 2006 and December 31, 2005..............................      2

                  Statements of Operation and Comprehensive Loss - Three months ended
                  March 31, 2006 and 2005.............................................................      3

                  Statements of Cash Flow - Three months ended March 31, 2005
                  and 2005............................................................................      4

                  Notes to Financial Statements ......................................................      5

Item 2.      Management's Discussion and Analysis or Plan of Operations...............................      8

Item 3.      Controls and Procedures..................................................................     14


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     15

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................     17

Item 3.      Defaults Upon Senior Securities..........................................................     32

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     32

Item 5.      Other Information........................................................................     32

Item 6.      Exhibits and Reports on Form 8-K.........................................................     37

             Signatures...............................................................................     45

                          PART I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MIDNIGHT HOLDINGS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                                        DECEMBER 31,
                                                                                               SEPTEMBER 30,               2005
                                                                                                   2006                 (RESTATED)
                                                                                               ------------            ------------
                              ASSETS
CURRENT ASSETS:
      Cash                                                                                     $     42,224            $     29,844
      Accounts receivable                                                                           288,153                  76,371
      Marketable securities                                                                           9,073                   8,894
      Inventories                                                                                    74,852                  29,063
      Prepaid expenses and other current assets                                                      44,374                   9,627
      Current portion of deferred financing costs                                                   111,562                 111,562
      Current portion of capital leases receivable                                                   59,650                  59,308
                                                                                               ------------            ------------
         Total current assets                                                                       629,888                 324,669
                                                                                               ------------            ------------

Property and equipment - net of $254,733 and $196,689
accumulated depreciation, respectively                                                              502,758                 506,070
Intangible asset                                                                                     30,000                  30,000
Investment in and advances to equity method investee                                                 88,709                 118,926
Long term portion of deferred financing costs                                                       139,452                 223,124
Long term portion of capital leases receivable                                                       29,397                  71,495
Accrued rental income                                                                                70,796                  34,540
Deposits                                                                                             33,567                  14,860
                                                                                               ------------            ------------

 Total assets                                                                                  $  1,524,567            $  1,323,684
                                                                                               ============            ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Accounts payable                                                                         $  1,354,853            $  1,265,473
      Current portion of long-term debt                                                              46,918                  44,923
      Current portion of capital lease obligations                                                   10,851                  11,361
      Convertible notes payable                                                                     838,724                 399,279
      Accrued convertible debt non-compliance costs                                                 815,317               1,041,046
      Accrued expenses and other current liabilities                                                472,674                 124,411
      Income taxes payable                                                                           16,356                  24,971
      Accrued director's fees                                                                       110,000                  90,000
      Notes payable, stockholders                                                                   110,000                 110,000
      Derivative financial instruments                                                           35,361,335              12,039,667
                                                                                               ------------            ------------
         Total current liabilities                                                               39,137,028              15,151,131

LONG-TERM LIABILITIES:
      Line of credit payable, bank                                                                   99,095                  94,168
      Long-term debt, less current portion                                                           83,802                 119,150
      Capitalized lease obligation, less current portion                                             20,181                  28,129
      Deferred rent                                                                                 113,682                  42,963
                                                                                               ------------            ------------
         Total liabilities                                                                       39,453,788              15,435,541
                                                                                               ------------            ------------

MINORITY INTEREST                                                                                        --                  15,905
                                                                                               ------------            ------------

COMMITMENTS AND CONTINGENCIES                                                                            --                      --

STOCKHOLDERS' DEFICIT
      Common stock, $0.00005 par value; 1,000,000,000 shares
      authorized; 473,183,692 and 468,733,692 shares issued and
      outstanding at September 30, 2006 and December 31, 2005,
      respectively                                                                                   23,660                  23,437
      Additional paid-in capital                                                                    435,368                 205,563
      Accumulated deficit                                                                       (38,376,642)            (14,344,976)
      Other comprehensive loss                                                                      (11,607)                (11,786)
                                                                                               ------------            ------------
         Total stockholders' deficit                                                            (37,929,221)            (14,127,762)
                                                                                               ------------            ------------

                                                                                               $  1,524,567            $  1,323,684
                                                                                               ============            ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIDNIGHT HOLDINGS GROUP, INC.
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                -------------------------------     -------------------------------
                                                                    2006              2005              2006               2005
                                                                -------------     -------------     -------------     -------------
REVENUES
     Sales and service income                                   $     632,025     $     496,228     $   1,781,928         1,384,656
     Franchise fees                                                        --           (15,500)               --            72,000
     Royalty income                                                    24,034            26,645            55,967            69,881
                                                                -------------     -------------     -------------     -------------
        Total revenues                                                656,059           507,373         1,837,895         1,526,537

COST OF SALES                                                         649,338           377,296         2,048,574         1,080,100
                                                                -------------     -------------     -------------     -------------

GROSS PROFIT (LOSS)                                                     6,721           130,077          (210,679)          446,437

OPERATING EXPENSES                                                    917,194           549,106         2,681,518         1,622,381
                                                                -------------     -------------     -------------     -------------

LOSS FROM OPERATION                                                  (910,473)         (419,029)       (2,892,197)       (1,175,944)
                                                                -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSES)
     Equity in net losses of equity method investee                   (66,039)          (36,040)         (164,299)          (70,199)
     Derivative instrument expense                                 (4,049,765)               --       (20,615,412)               --
     Interest expense                                                (177,633)          (34,610)         (382,076)          (72,183)
     Interest income                                                    1,888             9,874             6,413            22,573
                                                                -------------     -------------     -------------     -------------

                                                                   (4,291,549)          (60,776)      (21,155,374)         (119,809)
                                                                -------------     -------------     -------------     -------------

INCOME (LOSS) BEFORE MINORITY INTEREST                             (5,202,022)         (479,805)      (24,047,571)       (1,295,753)

INCOME (LOSS) ATTRIBUTABLE TO MINORITY INTEREST                            --                --            15,905                --
                                                                -------------     -------------     -------------     -------------

NET INCOME (LOSS)                                                  (5,202,022)         (479,805)      (24,031,666)       (1,295,753)

OTHER COMPREHENSIVE INCOME, net of tax:
     Unrealized gain on marketable security                                --                --               179                --
                                                                -------------     -------------     -------------     -------------

COMPREHENSIVE INCOME (LOSS)                                     $  (5,202,022)    $    (479,805)    $ (24,031,487)    $  (1,295,753)
                                                                =============     =============     =============     =============

NET INCOME (LOSS) PER COMMON SHARE
     Basic and diluted                                          $       (0.01)    $       (0.00)    $       (0.05)    $       (0.00)
                                                                =============     =============     =============     =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic and diluted                                            471,239,670       374,144,131       469,700,359       371,087,814
                                                                =============     =============     =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIDNIGHT HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                               ------------------------------------
                                                                                                   2006                    2005
                                                                                               ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                  $(24,031,666)           $ (1,295,753)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation                                                                                 58,044                  26,324
        Amortization of deferred financing costs                                                     83,672                  17,795
        Derivative instrument expense                                                            20,615,412                      --
        Gain on sale of equipment                                                                        --                 (29,432)
        Equity in losses of equity method investee                                                  164,300                  70,199
        Loss attributable to minority
             interest                                                                               (15,905)                     --
        Changes in assets and liabilities:
             Accounts receivable                                                                   (211,782)                (11,659)
             Inventories                                                                            (45,789)                 (8,267)
             Prepaid expenses and other current assets                                              (71,003)                  1,035
             Deposits                                                                               (18,707)                    173
             Accounts payable                                                                        89,380                 208,937
             Accrued expenses and other current liabilities                                         430,367                 658,048
                                                                                               ------------            ------------

NET CASH USED IN OPERATING ACTIVITIES                                                            (2,953,677)               (362,600)
                                                                                               ------------            ------------

CASH FLOW FROM INVESTING ACTIVITIES
     Payments received on capital lease                                                              41,756                  28,155
     Purchase of property and equipment                                                             (54,732)               (232,419)
     Purchase of intangible asset                                                                        --                 (15,000)
     Notes receivable, stockholders                                                                      --                (385,518)
                                                                                               ------------            ------------

NET CASH USED IN INVESTING ACTIVITIES                                                               (12,976)               (604,782)
                                                                                               ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under revolving credit agreements                                                 4,927                      --
     Deferred financing costs                                                                            --                (249,884)
     Principal payments made on capital lease                                                        (8,458)                 (6,234)
     Advances to joint ventures                                                                    (134,083)               (225,062)
     Repayment of term loan                                                                         (33,353)                (31,514)
     Repayment of note payable, stockholder                                                              --                 (14,000)
     Proceeds from notes payable                                                                  3,150,000               1,750,000
     Proceeds from issuance of common shares                                                             --                  16,000
                                                                                               ------------            ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         2,979,033               1,239,306
                                                                                               ------------            ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              12,380                 271,924

CASH AND EQUIVALENTS - beginning of period                                                           29,844                  39,035
                                                                                               ------------            ------------

CASH AND CASH EQUIVALENTS - end of period                                                      $     42,224            $    310,959
                                                                                               ============            ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest                                                                                  $     15,148            $     17,957
     Income taxes                                                                                     8,615                      --

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Comprehensive income                                                                      $        179            $         --
     Conversion of convertible notes to equity                                                       25,516                      --
     Fair value of derivative instrument liability                                               23,354,006                      --
     Carrying value of convertible notes                                                            439,445                      --
     Debt non-compliance costs                                                                     (225,779)                     --
     Capitalized  lease receivable                                                                       --                 172,279
     Capital lease payable                                                                               --                  48,462

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

NOTE 2 - GOING CONCERN

As set forth in the accompanying financial statements, Midnight incurred recurring net losses of $24,031,666 for the nine months ended September 30, 2006 which included non-cash items of $58,044 for amortization of deferred financing costs and $20,615,412 for loss in the fair value of derivative instrument liabilities, has an accumulated deficit of $35,361,335 and a working capital deficit of $38,507,140 as of September 30, 2006. These conditions raise substantial doubt as to Midnight's ability to continue as a going concern. Management has raised funds through the sale of convertible notes and continues to seek financing to fund its operating losses and revenue growth plans (See
Note 3). The financial statements do not include any adjustments that might be necessary if Midnight is unable to continue as a going concern.

NOTE 3 - ADDITIONAL BORROWINGS

During the nine months ended September 30, 2006, Midnight issued 10% callable secured convertible notes to four investors with 5,900,000 common stock purchase warrants, for an aggregate of $3,150,000. The new notes, together with accrued and unpaid interest, are convertible at any time at the option of the holder into shares of common stock of Midnight at the lesser of $.02 per share or 25% of the average of the lowest 3 trading days from the last 20 trading days ending one day prior to the date of conversion. Interest is due at the end of each quarter. The face amounts of the notes are due three years from the date of issuance. The due dates range from December 31, 2008 to September 15, 2009. The warrants have a five year life and are exercisable at $.08 per share.

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

A summary of the convertible notes and derivative liability is as follows:

                                                              12/31/2005       Changes        9/30/2006
                                                             ------------    ------------    ------------
Proceeds of notes less unamortized discount                  $  3,009,279    $         --    $  3,009,279
Proceeds of the 2006 notes                                                      3,150,000       3,150,000
Less: Amounts attributable to embedded derivatives             (2,610,000)     (2,710,555)     (5,320,555)
                                                             ------------    ------------    ------------
Carrying value of the notes                                  $    399,279    $    439,445    $    838,724
                                                             ============    ============    ============

Amounts attributable to derivative instrument liability      $ 12,039,667    $ 23,321,668    $ 35,361,335
                                                             ============    ============    ============

Amounts attrributable to accrued debt non-compliance costs   $  1,041,046    $    360,902    $  1,401,948
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

NOTE 5 - COMMON STOCK

During the nine months ended September 30, 2006, Midnight converted $25,516 of its convertible debt and $204,512 of associated embedded derivatives to 4,450,000 shares of common stock.

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

NOTE 7 - ACCRUED CONVERTIBLE DEBT NON-COMPLIANCE COSTS

As of September 30, 2006, Midnight's accrued debt non-compliance costs had decreased by $225,729 to $815,317 from $1,041,046 as of December 31, 2005. On
June 13, 2006, the holders of Midnight's convertible notes agreed to waive all penalties accrued on all notes issued prior to that date and to waive all such penalties on those notes through March 31, 2007. This was the reason for the decrease in accrued convertible debt non-compliance costs during the nine months ended September 30, 2006.

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

ANY REFERENCE TO THE "COMPANY, "MIDNIGHT," THE "REGISTRANT", THE "SMALL BUSINESS ISSUER", "WE", "OUR" OR "US" MEANS MIDNIGHT HOLDINGS GROUP, INC.

         The following discussion and analysis should be read in conjunction with our unaudited financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005, and the notes thereto, all of which financial statements are included elsewhere in this Form 10-QSB.

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

         The identification of, and accounting for, derivative instruments is complex. All of our derivative instruments are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. The fair value of options, warrants and bifurcated conversion options are determined using either the Black-Scholes pricing model or the
Cox-Rose-Rubenstein binomial model (essentially the same results as the Black-Scholes Model). The model requires the input of the remaining term of the instrument, the risk-free rate of return (based on U.S. Government securities rates), our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. We estimate the future volatility of our common stock price based on the history of our competitors' stock price. The identification of, and accounting for, derivative instruments and the assumptions used to value them, can significantly affect our financial statements.

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

RESULTS OF OPERATIONS: COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO NINE MONTHS ENDED SEPTEMBER 30, 2005

SIGNIFICANT TRANSACTIONS:

         The following significant transactions impacted the consolidated results of operations for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005, and for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005:

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

REVENUES:

         During the current fiscal year to date, revenues increased by $311,400 or 20% to $1,837,900 compared to the same nine months performance in the prior fiscal year. Service center revenue increased $234,700 as the result of additional store openings in the 4th quarter of 2005 and the 1st quarter of 2006. Sales to our Joint Venture partners in the 2006 period increased by $162,600 This is attributable to the Joint Ventures being in operation for the full six month period in 2006 while in the 2005 period, they were only open a small portion of the period. The Company did not add any new joint venture partners in the current nine month period which resulted in a decrease of fees derived from that source. Revenue from royalties on franchise operating sales decreased by $13,900 partially due to one of the franchisees converting to a Joint Venture.

         The Company's revenues for the quarter ended September 30, 2006 increased by $148,700 or 29% to $656,100 compared to revenues for the quarter ended September 30, 2005. Service center revenue increased $137,600, while sales to our Joint Venture partners decreased by $1,800. Revenue from royalties on franchise operating sales decreased by $2,600.

COST OF SALES:

         During the current fiscal year to date, cost of sales increased by $968,500 or 90% to $2,048,600, compared to the same year to date cost of sales in the prior fiscal year. The increase in cost of sales was primarily attributable to an increase in labor costs during the initial startup of new service center openings.

         The Company's cost of sales for the quarter ended September 30, 2006 increased by $272,000 or 72% to $649,300 compared to its cost of sales for the quarter ended September 30, 2005. The increase in cost of sales was primarily attributable to an increase in labor costs during the initial startup of new service center openings as well as an increase in service center sales volume.

GROSS PROFIT:

         During the current fiscal year to date, gross profit decreased by $657,100 or 147 % to $(210,700) compared to the same year to date gross profit in the prior year. The decrease in gross profit was primarily attributable to the increased labor costs in the current period as mentioned above.

         During the current fiscal quarter, gross profit decreased by $123,400 or 95 % to $6,700 compared to the same quarter gross profit in the prior fiscal year. The decrease in gross profit was primarily attributable to the increased labor costs in the current period.

OPERATING EXPENSES

         During the current fiscal year to date, operating expenses increased by $1,059,100 or 65% to $2,681,500 compared to the same year to date operating expenses in the prior fiscal year. The increase in operating expenses was primarily attributable to an increase in the Company's infrastructure to execute its business plan.

         During the current fiscal quarter, operating expenses increased by $368,100 or 67% to $917,200 compared to the same quarter operating expenses in the prior fiscal year. The increase in operating expenses was primarily attributable to an increase in the Company's infrastructure to execute its business plan.

OTHER INCOME AND EXPENSES

         The Company incurred an increase in interest expense of $309,900 to $382,100 for the nine months ended September 30, 2006 compared to the corresponding nine month period of the prior fiscal year. This was due primarily to increased borrowing under convertible secured notes payable obtained to finance the Company's business plan.

         For the period of nine months ended September 30, 2006, the Company recognized its minority equity in the losses of its joint ventures. These losses were $(164,300) compared to $(70,200) for the period of nine months ended September 30, 2005. During the nine months ended September 30, 2005, one of the joint ventures was in operation for approximately seven months and the other was in operation for approximately four months while two joint ventures were in operation for all of the nine months ended September 30, 2006.

         Derivative instrument expense is explained in the discussion of critical accounting issues and further in the notes to the financial statements. The identification of, and accounting for, derivative instruments is complex. Our derivative instruments are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements. For the quarter ended September 30, 2006, the derivative instrument expenses totaled $20,615,400. The Company had no derivative instrument expense for the six months ended September 30, 2005

         During 2005, we substantially increased our operating expenses and grew our infrastructure to support our business plan. As we continue to execute our business plan, these expenses are not expected to increase at the same rate as they did in 2005. As this is a forward looking statement, it involves risks and uncertainties. The time period involved may differ materially from that indicated as a result of a number of factors.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $42,200 as of September 30, 2006, an increase of $12,400 from December 31, 2005. We had a working capital deficit of $38,507,100 as of September 30, 2006 as compared to $14,826,500 as of December 31, 2005. A total of $35,361,300 of this was attributable to our derivative liabilities. Cash flows from operations and credit lines from banks are used to fund short-term liquidity and capital needs such as service center parts, salaries and capital expenditures. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we currently rely on asset leasing, loans from our investor group, term loans, revolving lines of credit, sale of common stock, and joint venture investors.

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

EQUITY

         During the nine months ended September 30, 2006, the Company converted $25,516 of its convertible debt and $204,512 of associated embedded derivatives to 4,450,000 shares of common stock.

         During the quarter ended September 30, 2006, the Company converted $14,988 of its convertible debt and $16,274 of associated embedded derivatives to 3,150,000 shares of common stock.

         During the nine months and three months ended September 30, 2006, no dividends were paid to holders of our common stock and we did not issue any preferred stock.

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

         On September 15, 2006, Malone & Bailey resigned as the Registrant's independent auditors. Malone & Bailey submitted audit reports on the
Registrant's financial statements for the years ended December 31, 2003 and 2004. On September 15, 2006, the Board of Directors ratified the engagement of Miller, Ellin & Company, LLP ("Miller, Ellin") as the Registrant's independent auditors.

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

         On March 2, 2007, Imperial Marketing, Inc. filed a suit against Midnight Auto Franchise Corp. in the Circuit Court for Oakland County, Michigan, Case no. 07-081205-CZ (Langford-

Morris, J.) (the "Imperial Litigation"). Imperial provided marketing services to Midnight Auto Franchise Corp. but has since been replaced. The Imperial Litigation attempts to recover $67,324.62 "plus costs, interest and attorney fees" representing amounts allegedly owed to Imperial for marketing services. The Company has defenses to the claims made in the complaint which it plans to assert in an answer, but at this time is unable to evaluate the likely outcome.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the nine months ended September 30, 2006.

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

Dated: March 29, 2007

                                              MIDNIGHT HOLDINGS GROUP, INC.

                                              By: /s/ Nicholas A. Cocco
                                                  ------------------------------
                                                    Nicholas A. Cocco
                                                    Chief Executive Officer



                                              By: /s/ Richard Kohl
                                                  ------------------------------
                                                    Richard Kohl
                                                    Chief Financial Officer