Form 10KSB
period 2006-12-31
MIDNIGHT HOLDINGS GROUP INC
filed 2007-09-11
CIK 833083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED - DECEMBER 31, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 33-22142

                          MIDNIGHT HOLDINGS GROUP, INC.
                 (Name of small business issuer in its charter)

                Delaware                                 55-0681106
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

22600 Hall Road, Suite 205, Clinton Twp. MI                48036
 (Address of principal executive offices)                (Zip Code)

Issuer's telephone number:                             (586) 468-8741
Securities registered pursuant to          Common Stock - $0.00005 par value
Section 12(b) of the Act:
Name of Exchange on which registered:      The Common Stock  is  listed  on  the
                                           Over-the-Counter Bulletin Board.
Securities registered pursuant to          None.
Section 12(g) of the Act:
Name of exchange on which registered:

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

State the issuer's revenues for its most recent fiscal year. $2,494,864

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within past 60 days. $467,192.55

Registrant had 494,354,038 issued and outstanding shares of common stock, par value $0.00005 per share, as of September 4, 2007.

If annual report to security holders, proxy or information statement, or prospectus is incorporated by reference, describe and identify part of 10-KSB into which it is incorporated.

Transitional Small Business Disclosure Format (Check one):  Yes [_]   No [X]

                           FORWARD LOOKING STATEMENTS
                           --------------------------

THIS ANNUAL REPORT ON FORM 10-KSB AND ANY DOCUMENTS INCORPORATED HEREIN CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE REGISTRANT, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS ANNUAL REPORT, STATEMENTS THAT ARE NOT STATEMENTS OF CURRENT OR HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "PLAN," "INTEND," "MAY," "WILL," "EXPECT," "BELIEVE," "COULD," "ANTICIPATE," "ESTIMATE," "CONTINUE," OR SIMILAR EXPRESSIONS OR OTHER VARIATIONS OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, THE REGISTRANT UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ANY REFERENCE TO THE "COMPANY," "MIDNIGHT," THE "REGISTRANT," THE "SMALL BUSINESS ISSUER," "WE," "OUR" OR "US" MEANS MIDNIGHT HOLDINGS GROUP, INC.

                                TABLE OF CONTENTS

Item 1.  Description of Business..................................................................3
Item 1A. Risk Factors............................................................................16
Item 2.  Description of Property.................................................................25
Item 4.  Submission of Matters to a Vote of Security Holders.....................................30
Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters...................30
Item 6.  Management's Discussion and Analysis of Financial Condition.............................32
Item 7.  Financial Statements....................................................................38
Item 8.  Changes In And Disagreements With Accountants On Accounting And Financial
Disclosure.......................................................................................38
Item 8A. Controls And Procedures.................................................................38
Item 8B. Other Information.......................................................................39
Item 9.  Directors, Executive Officers, Promoters And Control Persons; Compliance With Section
16(A) Of The Exchange Act........................................................................49
Item 10. Executive Compensation..................................................................51
Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related
Stockholder Matters..............................................................................58
Item 12. Certain Relationships And Related Transactions..........................................59
Item 13. Exhibits And Index Of Exhibits..........................................................60
Item 14. Principal Accountant Fees And Services..................................................64
Signatures.......................................................................................65
Consolidated Financial Statements...............................................................F-1

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

PUBLIC COMPANY HISTORY

         The  Registrant  was  incorporated  as  DCUSA,  Inc.  under the laws of
Delaware on April 28, 1988, organized as a "blind pool." Initially, the Registrant was a wholly-owned subsidiary of Family Health Systems, Inc. Pursuant to a Registration Statement which was declared effective on August 2, 1988, the Registrant's shares of Common Stock were distributed as a dividend to approximately 900 Family Health Systems, Inc. stockholders, effectively spinning the Registrant off as an independent entity. In early 1993, the Registrant entered into a relationship with Richard Szymanski who, on April 9, 1993, assigned his recently filed Patent Application for an "Emergency Reserve Battery" to the Registrant in exchange for 15,000,000 shares of the Registrant's Common Stock. On June 1, 1993 the Registrant's name was changed to "Redox Technology Corporation."

         From 1993 until approximately 1996, the Registrant was engaged in developing the "Emergency Reserve Battery." The product was never produced and sold. However, the Registrant's principal stockholder became aware of the work being done by Professor Licht at Clark University in Worcester, Massachusetts. At that time, the Registrant's battery was based on an alloy of aluminum, magnesium, and zinc as the anode with a carbon-based cathode. Professor Licht was working with aluminum as the anode and sulfur and poly-sulfide as the cathode. The Registrant's principal stockholder began working with Clark University and in September 1998, after about three years of investigation and negotiations, the Registrant obtained a Patent License Agreement from Clark University. Due to cash flow limitations, the Registrant was delinquent in making payments and the license was revoked during the reporting period.

         Subsequently, the Registrant decided to diversify into software technology licensing. During the year 2000, the Registrant acquired the world-wide exclusive licensing rights for two new computer software technologies: (i) Divine Logic 2000 (also referred to as nCRYPTfx); and (ii) ONSLR e2000. Various stages of independent testing were conducted on the software. However, due to financial considerations, final independent testing and reports were not pursued. As a result, although the Registrant had various software licenses, the Registrant had not marketed or generated revenue from them and the Registrant does not have any plans to do so in the future.

         On April 16, 2004, the Registrant entered into exclusive licensing agreements for technologies developed by Haynes Enterprises and Screen Media Technology AS, two companies owned by the Registrant's former chief executive officer. As of December 31, 2004, the Registrant determined that the licenses were impaired due to the fact that the licenses would never be used. As of December 30, 2005, Redox was released from both licensing agreements and all liabilities were eliminated.

         Effective December 30, 2005 (the "CLOSING"), the Registrant entered into a Share Exchange and Reorganization Agreement (the "EXCHANGE AGREEMENT") with Midnight Auto Holdings, Inc., a Michigan corporation ("MIDNIGHT AUTO"), and the beneficial holders thereof (the "MIDNIGHT SHAREHOLDERS"), which set forth the terms and conditions of the business combination of the Registrant and Midnight Auto (the "TRANSACTION") in which all Midnight Shareholders exchanged all of the outstanding and issued capital stock of Midnight Auto for an aggregate of 374,144,130 shares of common stock, par value $0.00005 per share (the "COMMON STOCK"), of the Registrant, representing 80% of the outstanding Common Stock of the Registrant after giving effect to the Transaction. At the closing of the Transaction, the Registrant had sufficient authorized but unissued shares of Common Stock to issue in the aggregate 256,444,130 shares of Common Stock to the Midnight Shareholders. The Registrant covenanted to increase its authorized but unissued shares of Common Stock promptly after the Closing in order that the Midnight Shareholders will be issued in the aggregate 117,700,000 additional shares of Common Stock so that the Midnight Shareholders will beneficially own an aggregate of 80% of the issued and outstanding Common Stock after the Closing. The Midnight Shareholders exchanged their beneficially owned shares of capital stock of Midnight solely for shares of Common Stock at a ratio of 1 for 165,551.

         The Registrant effected the Transaction based upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. As a result of the Transaction, Midnight Auto became a wholly-owned subsidiary of the Registrant, and stockholders of Midnight Auto have become the controlling stockholders of the Registrant. All options, warrants exercisable for, and securities convertible into, shares of Midnight Auto common stock, upon the Closing of the Transaction, became exercisable for such number of shares of Common Stock as the holder thereof would have received if such options and warrants had been exercised, or such convertible securities converted, immediately prior to such Closing.

         Until the Closing of the Transaction, the business of the Registrant was classified as a "blank check" or "shell" company whose sole purpose was to locate and consummate a merger or acquisition with a private entity. Since the Closing of the Transaction, the Registrant has been operating through its subsidiary and, consequently, the business of Midnight Auto is now the business of the Registrant.

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

COMPANY OVERVIEW

         Midnight Holdings Group, Inc. ("MIDNIGHT" or the "REGISTRANT") operates two subsidiary entities - MAFC, a Michigan corporation, and ANASi. In combination with the two wholly-owned subsidiaries, the Registrant has 4 wholly-owned service centers; three of which are stand-alone and 1 with embedded retail. Midnight also has 3 joint venture partnerships in which 51% or more of the branded entity is owned by the joint venture partner. MAFC operates and manages each of the 5 entities owned by the joint venture partnerships. MAFC also supports 1 franchised operation in Livonia, MI.

         Midnight is a holding company that:

         1. builds, equips, staffs, and sells equity in Service and Retail Centers branded as All Night Auto(R) and All Night Lube Express(TM); and

         2. provides all oversight, management, products, and services used by the branded outlets to provide concierge services to fleet and retail clients.

         Midnight offers ALL NIGHT AUTO(R) and ALL NIGHT LUBE EXPRESS(TM) branded retail stores and service centers through its Midnight Auto Franchise Corp division to qualified joint venture partners and "Launch Investors", who are high net worth individuals or entities that invest in operations owned by the Registrant through a debt-like structure whereby such Launch investor will receive principal and interest payments. Additionally, MAFC provides all oversight of the business and operations through its centralized infrastructure. The branded entities operate in three segments of the automotive aftermarket:

         o        retail product sales

         o        general automotive repair and maintenance services

         o        automotive   concierges   services   ("AUTOMOTIVE    CONCIERGE
                  SERVICES")

         Midnight offers three different facility configurations for sale in the marketplace:

         o Stand-alone Service Centers which provide Automotive Concierge Services and complete automotive care

         o Service Centers with Embedded Retail (i.e., retail showrooms) which provide products and Automotive Concierge Services and complete automotive care

         o Retail Hub Centers with Remote Spoke Service Centers which combine in-line retail mall locations with off-site service center locations providing over 500,000 SKUs and Automotive Concierge Services and complete automotive care

         ALL NIGHT AUTO(R) Retail Stores and Service Centers provide products and services for all makes and models of vehicles and serve both retail and commercial clients seven days per week and a minimum of 100 hours per week. Retail product offerings include:

         o        Automotive Accessories and Gift Sets

         o Automotive Infotainment, Theft Prevention, Electronics, and Navigation Systems

         o Specialty equipment for Passenger Vehicles, Mini-vans, Light Duty Trucks, and SUV's

         Services for retail and fleet passenger and commercial light-duty vehicles include:

         o        bumper-to-bumper maintenance

         o        retail accessories installation

         o        engine mechanical system repairs

         o        final drive mechanical system repairs

         o        fuel system repairs

         o        emission system repairs

         o        brake system repairs

         o        exhaust system repairs

         o        electrical/electronic system repairs

         o        drivability system repairs

         o        steering and suspension system repairs

         The Registrant focuses on providing Automotive Concierge Services to professional clientele. The clientele demographic consists of national accounts (large fleets), local business (small fleets and employees), and professional individuals and baby-boomers who have household incomes of $78,000 or more and multiple vehicles ranging from $24,000 to $60,000 in value, own their own homes, and are professionally at or above the middle management level. The focus of the concierge service is on specific individuals who demand the highest levels of services and accessories for their vehicle. Available Automotive Concierge Services include:

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

         o        vehicle maintenance management

         o        rental vehicle management

         o        glass and body damage management

         o vehicle accessories arrangement, purchasing and installation services

         The first ALL NIGHT AUTO(R) branded Retail Hub Center with Remote Spoke Service Center was deployed in November 2006 at Eastland Mall located in Bloomington IL. Midnight has entered into agreements with certain developers and investors in retail mall locations in North America. The Registrant expects to develop upwards of 100 retail stores combined with off-site supporting service center locations. The Registrant will offer retail products and Automotive Concierge Services from these retail locations and provide the automotive services at its off-site service center locations. The Registrant plans to test both a "mall cluster" concept which will be used to determine the effectiveness of having a single service center operation support multiple retail locations and a "service center cluster" which will be used to determine the effectiveness of having a single mall location supported by multiple smaller service center locations. The ALL NIGHT AUTO(R) Retail Hub Center with Remote Spoke Service Center is unique to the automotive services industry.

         The Eastland Mall location caters to approximately 8 million customers per year. This retail store is supported by an ALL NIGHT AUTO(R) service center located approximately 0.8 miles away. The areas of expansion for this model include Florida, North Carolina, Virginia, Pennsylvania, Ohio, Illinois, and Wisconsin. As a part of the expansions in certain geographic locations, the Registrant plans to further test the "mall cluster" and "service center cluster" concept with regard to this hub and spoke model. The Registrant expects to open 2 to 6 new retail stores and service centers per year once fully developed.

The initial objectives of the hub and spoke operating model:

             o Place the All Night Auto(R) brand name in front of millions of people a day.

             o Create a new approach to automotive service by separating the service bays from the retail operations, reducing the cost of the service bays from an average of $20/sq. ft. to at or below $10/sq. ft.

             o    Place  the  retail   operations  in  locations  in  which  the
                  Registrant's target clients already spend time.

             o    Increase  the  Registrant's   marketplace   presence  and  the
                  Registrant's   ability  to  sell  both  retail   products  and
                  services.

             o Increase the profitability and operations of the Registrant's Service Concierge operations.

OPERATIONS

         Midnight conducts its operations principally through its two wholly-owned subsidiaries, MAFC and ANASi. MAFC is the commercial and retail development division of Midnight and the distributor of products and services to the operations. ANASi is the retail store and service center division which owns and manages Corporate ALL NIGHT AUTO(R) branded facilities.

         Midnight, its joint venture partners, and franchisees operate under the "ALL NIGHT AUTO(R)" and/or "ALL NIGHT LUBE EXPRESS(TM)" brand names using Midnight's ANA PREFERRED BUSINESS MANAGEMENT SYSTEM(TM), which provides the operational guidelines, management, and technical infrastructure for each ALL NIGHT AUTO(R) Service Center, Retail Store, and ALL NIGHT LUBE EXPRESS(TM)" nationally. MAFC maintains and operates the ANA PREFERRED BUSINESS MANAGEMENT SYSTEM(TM) through partner networks with which it has entered into distribution relationships and licenses it to its joint venture partnerships and franchisees.

FTP AND FRANCHISED OPERATIONS

         Midnight, through MAFC, intends to expand its ALL NIGHT AUTO(R) brands throughout the United States utilizing the following three-phase process:

             o    Phase  1:  Each  branded   retail  store  and  service  center
                  operation will begin as a corporate managed and operated entity which will be funded either by the Corporation or by a group of Launch Investors.

             o Phase 2: Launch Investors may convert into a joint venture operation called a Franchise Transition Program ("FTP") via the purchase of up to 51% of equity in a specific operation.

             o Phase 3: The joint venture partner may purchase Midnight's ownership interest in the joint venture operation and becomes a franchisee.

         The Registrant estimates that the conversion from Launch Investor to FTP will be within 36 months of initial start of operations. The conversion from FTP to franchise will take place within 36 months of the operations of the joint venture. Throughout the process, and continuing once franchised, the All Night Auto(R) Service Center or retail store will:

             o operate under a common name utilizing common trademarks, service marks, trade dress, logos, and general appearance;

             o use the unique systems of management, marketing, distribution, and service systems provided by Midnight, including its ANA Preferred Business Management System(TM), and use Midnight's centralized financial, billing, transactional, and operational systems, including:

                  o    centralized    billing   and   financial   controls   and
                       processing, including bank accounts and credit and cash processing;

                  o    long-term facility and equipment leasing;

                  o    facility wide-employee leasing services;

                  o    national, regional, and local marketing services;

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

 All Night Auto(R) Service Centers and Retail Stores then resells these products and services to commercial and retail clients.

JOINT VENTURE PARTNERS

         MAFC distributes the ALL NIGHT AUTO(R) SERVICE CENTER, ALL NIGHT AUTO(R) RETAIL STORES and ALL NIGHT LUBE EXPRESS(TM) brands to qualified individuals and organizations that meet and exceed the standarDS for entry to its FTP program and the purchase of 51% of the equity in one of our existing operations. Under the terms of the joint venture agreements, MAFC manages the day-to-day operations of the branded joint-operations. MAFC implements and operates the entire ALL NIGHT AUTO(R) Preferred Business ManagemenT System, including centralized financial management system, infrastructure, operating system and software, operations manual, and vendor systems ensuring compliance with the goals and objectives of Midnight. MAFC provides all of the services necessary to open and operate the ALL NIGHT AUTO(R) ServicE Center.

         Midnight   believes  that   utilizing  this  model  has  the  following
advantages:

         o Franchisees in all industries have a high failure rate due in part to both lack of business experience and industry knowledge. However, in the Registrant's model, the Registrant's partners do not become "franchisees" until they are ready to operate the business fully and correctly. The partner will become properly acclimated to both the business and the industry before having complete control of his/her business. This substantially limits the risks to both Midnight and the partner.

         o Lower financial risk for both parties because all the costs are shared PRO RATA based on equity ownership.

         o Partner can be an individual, group of individuals, or a corporate entity.

LAUNCH INVESTORS - ANASI CORPORATE RETAIL CENTERS AND SUPPORTING SERVICE CENTERS

         ALL NIGHT AUTO(R) Service Centers and Retail Stores begin as corporate operations under its wholly-owned subsidiary entity under the ANASi moniker. All corporate-owned and operated

ALL NIGHT Auto(R) Service and Retail Centers participate in the same programs and infrastructure as the joint venture and franchise operations.

         The Registrant intends to fund its retail and service center growth through Launch Investors that invest in corporate owned operations through a debt-like structure whereby such Launch investor will receive principal and interest payments. Based upon Midnight's experience to date, research on retail operations, typical joint venture costs, and associated services when opening and operating an ALL NIGHT AUTO(R) Service Center and Retail Store, the estimated cost associated with opening and operating a retail store and supporting service center for a 1,000 Sq. Ft. Retail Center and 4,000 Sq. Ft. supporting Service Center is $775,000.

          The Launch Investor is expected to receive between 15% and 18% annual return and principal repayment over the term of the investment period. The minimum investment period is 12 months from the date of the opening of the combined retail store and service center to the public and the maximum is expected to be 36 months after opening. Midnight estimates that in most areas of the United States, the period of time from launch investment to grand opening will be less than 6 months.

         Once operational, the retail center and service center will be sold to MAFC and a joint venture partner creating the FTP. Any remaining principle and interest due to the Launch Investor through the date of sale will be paid in full out of the closing revenues. The Launch Investor will have the option to reinvest the principal into another new location or to exit the investment process.

         The Registrant believes that the launch investor program is very attractive to professionals who have the money to invest but do not necessarily desire to operate the business. Professionals who would be attracted to such an investment include investment broker/dealers, attorneys, medical professionals, and business professionals in other industries.

MIDNIGHT AUTO FRANCHISE CORP

         ALL NIGHT AUTO(R) Service Centers and Retail Stores purchase product and services from MAFC for resale to retail and commercial clients. MAFC, through its ANA PREFERRED BUSINESS NETWORK, develops all marketing content for all service center locations. This includes in-facility point of sale materials and external local, regional, and national materials such as posters, signage, brochures, business cards, flip-chart presentations, radio, newspaper, etc. Each franchised and joint venture owned ALL NIGHT AUTO(R) operation is directly charged for all products sold and services rendered by MAFC.

PRIMARY VENDORS AND SUPPLIERS

         MAFC   has    established    contractual    relationships    with   the
vendors/suppliers that support the ANA Preferred Business Management System(TM).

MARKETING

         The Registrant, working through its primary marketing vendor, uses 4 specific marketing techniques, each of which is targeted to selected audiences to control brand image and generate business in the market place:

         o Radio ads coupled with billboard advertisements and targeted direct mail comprise the primary mass media sources recently used. The Registrant has done some television spots in the past and expects to launch new television ads by the end of 2007.

         o Cross-ruff marketing promotions with non-automotive brands that use non-competitive products, as a means to promote the Registrant's products to clientele of such non-automotive brands;

         o        Stand-alone direct mail marketing; and

         o Electronic client relations management software (email and website).

STRATEGIC ADVANTAGES

         The strategic advantages of the Registrant's operational plans include the following:

         o MALL EXPANSION MODEL. The separation of the retail portion of the Registrant's service center from the service bays will uniquely position the Registrant in the marketplace and allow the Registrant to offer both retail products and automotive services in an extremely cost-effective manner. Additional benefits include significantly reduced need for wide area marketing and greater access to locations where the Registrant's target clients want to spend their time.

         o LARGE POPULATION OF INDEPENDENT REPAIR GARAGES TO ACQUIRE OR CONVERT. Throughout the United States there are many independently owned and operated repair garages that operate in Midnight's target markets. Very few of these facilities are capable of offering the level of products and services that ALL NIGHT AUTO(R) currently provides. Additionally, most small business owners do not have any exit strategy or ability to obtain liquidity from their business. Management believes that it can acquire many of these entities at relatively reasonable prices and/or with equity and convert them to ALL NIGHT AUTO(R) operations at a cost that is significantly below the costs required to build new facilities.

         o ECONOMIES OF SCALE. Independent owner/operators of auto repair facilities require significant infrastructure to compete in today's high-tech marketplace. This includes equipment, training, and information systems and employee management and customer retention programs. The Registrant believes that the ALL NIGHT AUTO(R) Service Centers are provided with the necessary equipment and services through the Registrant's preferred provider networks. As a result, Midnight's national buying power and partner networks allow each ALL NIGHT AUTO(R) to operate on a local level with the support of nationwide assistance. For example, advertising/marketing, retail and parts inventories, and customer relations management are all nationally developed and supported and can be locally administered, giving each service center and retail store the ability to be unique in its client relations.

         o LARGE POPULATION OF PROFESSIONALS AND THEIR VEHICLES IN NEED OF SERVICE. Today's career marketplace environment places huge demands on the upwardly mobile individuals who comprise the vast majority of ALL NIGHT AUTO(R) clients. Doctors, lawyers, nurses, secretaries, management personnel, and others are working at their careers in excess of 50 hours per week. When combined with their family goals, little time is left over for the care of his/her vehicle. ALL NIGHT AUTO(R) targets these individuals with extended hours of operation and complete vehicle needs management. Midnight manages the needs of the clients and their vehicles.

         o FEDERAL AND STATE ENVIRONMENTAL PROTECTION REGULATIONS. ALL NIGHT AUTO(R) Service Centers provide valuable fuel, emissions, electronic, and drivability services to the motoring public who wish to comply with the various federal and state environmental protection regulations.

         o COMPREHENSIVE VEHICLE MANAGEMENT PROCESS, AUTOMOTIVE INFORMATION, AND PARTNER NETWORK. Midnight provides All Night Auto(R) Service Centers with the ability to manage, maintain, and repair any vehicle system on any vehicle on the road. This requires extensive automotive information, management and personnel training, and access to quality parts and accessories. To support this, Midnight and its partners created the "ANA Vehicle Diagnostic System(TM)" ("ANAVDS") as part of its Preferred Business Management System. This ALL NIGHT AUTO(R) Service Center mandatory infrastructure has been developed through agreements and partnerships with Delphi Corporation; ALLDATA, LLC; Parts Plus, Inc; etc. Through the ANAVDS, ALL NIGHT AUTO(R) Service Center team members have access to both aftermarket and OEM published information.

         o SERVICE OFFERINGS FOR MARKETING AND RETAIL PARTNERS. The focus of ALL NIGHT AUTO(R) Service Centers and Retail Stores is on professional females and baby-boomers. The Registrant believes that this provides an excellent opportunity to provide cross-functional and co-branded marketing programs focused to the Registrant's target audiences. Representative companies that the Registrant intends to direct its marketing efforts to for future cross-ruff programs include chain stores operating in large retail centers, such as Bed, Bath and Beyond; Outback Steak House; Williams-Sonoma; Hertz; State Farm Insurance; American Automobile Association; Aveda Spa; and Joann Fabrics. The goal of these programs is to have ALL NIGHT AUTO(R) represented in the cross-ruff partners' retail outlets and to have certain of the partners' products and services represented within an All Night Auto(R). Midnight expects to begin test marketing these programs in late 2007

         o STRENGTH IN PRODUCT AND SERVICES DISTRIBUTION. ALL NIGHT AUTO(R) retail outlets will provide both automotive and non-automotive merchandise such as Mobile Satellite Radio Systems, Vehicle Navigation Systems (which use global positioning system technology), infotainment systems, vehicle communications systems, and storage products.

         o LIFETIME CLIENTS. The Registrant believes that its ability to service the needs of its clients throughout the life cycle of every vehicle they will ever own is distinctive in the industry. According to a study by AAIA, "68% of consumers do not return to the same place for vehicle service because of indifference by the service provider." The Registrant does not "hard sell" its clients. Instead, the Registrant aims to educate its current customers, an approach that the Registrant believes will attract future clients. ALL NIGHT AUTO(R) expects to see each client 3 to 4 times per year.

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

         o To increase system-wide sales revenues through the sale of quality products and services to consumers and businesses.

         Continuing its business plan execution in 2007, Midnight plans to expand its operations to include corporate and joint venture operated Retail Stores and Service Centers. The Registrant believes that in order to accomplish its expansion goals, a number of strategies are necessary, including a combination of organic growth, acquisition, and partnering.

         Midnight is focusing its growth to areas of the United States that meet the target demographics of the Service Concierge approach, such as Delaware, Maryland, Virginia, North Carolina, South Carolina, Florida, New Jersey, California (Los Angeles/Orange County/San Diego), Arizona, Texas, Oklahoma, Illinois, Ohio, and Wisconsin. These regions offer the Registrant substantial growth opportunities within its target demographic model. Midnight will be focusing much of its initial efforts in and around these regions to foster growth opportunities.

         In addition to expanding the service-reach of ALL NIGHT AUTO(R) and ALL NIGHT LUBE EXPRESS(TM), Midnight plans to expand its brand offerings in the marketplace through regional brand acquisition. The All Night Auto(R) brand, as positioned in the national marketplace, will be a "luxury" brand catering to its selected audience. As part of the Registrant's growth strategy, it plans to acquire small to medium sized (5 to 50 regional locations) existing service entities that may already have strong marketplace presence and revenues. Some of these service entities will become All Night Auto(R) Service Centers and some will remain and operate as a regional brand. Midnight believes that regional branding in the marketplace provides several market advantages:

    o The ability to leverage an existing brand name that is solid in the market place

    o    The ability to service a wider variety of fleet and retail consumers

    o    The ability to service more vehicles within a region

    o The ability to test market products and service offerings outside of Midnight's core brand

    o    Increased regional buying power

    o    Increased regional marketing presence

    o    Increased regional product distribution

All regional brand operations will be supported by Midnight Auto Franchise Corp and operate using the Preferred Business Management System(TM) infrastructure. The commonality of the infrastructure will also permit the Registrant to leverage common training platforms and personnel.

COMPETITION

         The All Night Auto(R) Service Center and Retail Store brand and the All Night Lube Express(TM) brand compete for retail and fleet clients in the marketplace with original equipment manufacturers brands such as Toyota, GM, and Ford and other infotainment/automotive electronics "big-box" retailers such as Best Buy and Circuit City. Midnight also competes for expansion opportunities with organizations such as Pep Boys, Midas, Meineke, and Precision Tune. Midnight believes that startup costs, royalty rates, franchisee support and the financial performance of existing centers are competitive factors. With respect to the sale of retail products, automotive replacement parts, supplies, and equipment to the Registrant's FTP partners, competition is based principally upon product availability, ability to provide prompt delivery, the quality of support services, and value received for services rendered.

         Management believes that automobile dealerships, including recently emerging national and regional new and used "mega" auto dealers, represent the principal competitors for All Night Auto(R) Retail Stores and Service Centers. Additionally, its service centers also compete with national and regional fast oil change and lube companies, major oil manufacturers, tire manufacturers, and local service stations and local, regional, and national automobile maintenance and repair service providers. Management believes the principal competitive factors in the markets serviced by each of its business units are location, name recognition and reputation, and quality of service.

INDUSTRY

         In 2006, the U.S. motor vehicle aftermarket grew by 4.9% over 2005 sales and by 12% over 2004 sales to $278.3 billion in consumer sales. According to the Automotive Aftermarket Industry Association's 2006 Aftermarket Factbook, the aftermarket segment for "automotive light vehicle" services and products represented approximately $204 billion of the $278.3 billion in sales, which represents an increase of 4.7% year over year. Since 1998, the automotive aftermarket has continued to have an average sustained growth of 4.2% per year with peaks in 2000 and 2004 of 5.5% and 5.4%, respectively. This growth is fueled by the number of licensed drivers, registered vehicles, and miles traveled. According to the Automotive Aftermarket Industry Association ("AAIA"), each growth sector is continuing to expand and the current forecast for 2007 is that the automotive aftermarket will expand by 5.0% to $292.3 billion.

         The U.S. Department of Labor, the U.S. Department of Transportation, R.L. Polk (a provider of automotive industry information), and AAIA have published the following information:

    o The automotive aftermarket employed 810,500 individuals in 1997 and 891,300 individuals in 2004, representing a growth of 9.07%;

    o Automotive light vehicle registrations grew from approximately 193 million in 1997 to approximately 235 million in 2005;

    o In 2004, 87.2% of the U.S. population 16 years of age and older (approximately 199 million people) held a valid driver's license and the ratio of registered vehicles owned per licensed driver grew from 1:1.1 in 2003 to 1:1.45 in 2005;

    o In 2005, the average age of a passenger car was 10.1 years, an increase of 0.5% from 2003;

    o In 2004, the average age of a light duty truck/SUV was 8.6 years, an increase of 0.2% from 2003; in 2005, the average age of a light duty truck/SUV increased to 8.7 years.

    o In 2005, there were 266,562 wholesale suppliers, service stations, and repairs shops in the U.S., of which 76,758 were general automotive repair centers, the classification applicable to the Registrant Service Centers; 35,632 were parts wholesalers and distributors, 17,946 were tire wholesalers and retailers; 6,516 were discount stores, 4,175 were Warehouse Clubs, 11,071 were specialty automotive repair; 106,701 were gasoline retailers; and 7,763 were Quick lube/oil change only.

    o In 1997, there were 23,570 new vehicle dealerships. In 2005, there were 21,495 new vehicle dealerships in the U.S. due to consolidation in the marketplace.

    o In 2004, 88.5% of consumers requiring service took their vehicles to a professional for service and maintenance, and 69.4% of those consumers had their vehicle serviced in the automotive aftermarket whereas 30.6% had their vehicle serviced by the dealer.

         Midnight believes that the number of service centers available to service the automotive population is significantly below what is necessary to meet the public's needs.

RETAIL CLIENTELE

         The Registrant focuses on being the marketplace's luxury brand, and therefore targets its ALL NIGHT AUTO(R) Retail Stores and its service and product offerings towards households that have salaried professionals with a post-secondary education having a minimum average household income of $78,000. Based upon data collected to date, ALL NIGHT AUTO(R) Service Center clients spend an average of $250 to $450 per visit and the Service Centers provide services to 8 to 12 client vehicles per day.

         The Registrant's clients require high levels of professionalism and services, and for someone else to manage the care of their vehicle(s), including the scheduling and performance of maintenance services, dealer and body services, pick-up and delivery services from the home or workplace, and the assurance that their vehicle(s) are outfitted and equipped properly and perform on demand. The Registrant believes that the ALL NIGHT AUTO(R) Client:

         o Has neither the time nor desire to deal with his/her vehicle, but that the vehicle is nevertheless a major part of his/her life and an asset, extension of his/her personality, a tool, and a status symbol, and something that they find necessary to get them through each day.

         o Wants someone from All Night Auto to manage all of the vehicle's needs and to ensure that it is ready whenever needed.

         o Expects All Night Auto to take care of all of the vehicle's issues and to maintain this valuable asset, and to be reimbursed accordingly.

         o Wants All Night Auto to retrieve the vehicle from home or workplace, to either service the vehicle or have it serviced, and to return the vehicle to the home or workplace.

RESEARCH AND DEVELOPMENT

         Midnight works with a number of regional and national vendors and suppliers to incorporate specific technologies, products, and service offerings through the ANA PREFERRED BUSINESS MANAGEMENT SYSTEM(TM). The Registrant's operating systems and technologies allow secure information processing and service and product management capabilities at both the MAFC and All Night Auto Service Center and Retail Store levels. Midnight makes all infrastructure systems available to its franchised service centers and supplies to its joint venture and corporate All Night Auto(R) Service Centers computer networking and other equipment, which it has designated "ANA-LAN." The ANA-LAN equipment combined with related unique software operate as an enterprise resource planning system, creating the essential infrastructure that allows Midnight, through MAFC and ANASI, the ability to centrally manage each All Night Auto(R) and Lube
Express branded operation. Midnight's Internet-enabled technologies combine off-the-shelf technology with special software branded for All Night Auto(R) Service Center operations. Midnight's project management team continuously tests the existing system operations for security, and test new products for possible incorporation into the system.

INTELLECTUAL PROPERTY

         Midnight has applied for, and received from, the United States Patent and Trademark Office service mark registration for the name "ALL NIGHT AUTO."

         The Registrant also uses the "moon-man" logo and names "ALL NIGHT LUBE EXPRESS(TM)," "ANA PREFERRED BUSINESS MANAGEMENT SYSTEM(TM)," "ANA VEHICLE DIAGNOSTIC SYSTEM(TM)," "ANA PREFERRED CUSTOMER Network(TM)," "ANA PREFERRED PARTS NETWORK(TM)," "ANA PREFERRED FINANCIAL NETWORK(TM)," "ANA PREFERRED MARKETING NETWORK(TM)," "ANA FACILITY MANAGEMENT SYSTEM(TM)," "ANA PREFERRED
EQUIPMENT NETWORK(TM)," "ANA LOCAL AREA Network(TM)," "ANA PREFERRED SUPPLIER NETWORK" as trademarks of MidnighT.

         Additionally, the "All Night Auto Business Management" portion of the "ANA PREFERRED BUSINESS MANAGEMENT SYSTEM(TM)" is considered by the Registrant to be unique to the Registrant and is treated as a trade secret.

EMPLOYEES

         As of July 10, 2007, the Registrant and its subsidiaries employ the following personnel:

                  Executive                                           3
                  Administrative                                      1
                  Accounting                                          3
                  Sales, Marketing, Information Technology,           8
                  Project Management, Training and Field
                  Personnel
                  Service & retail center managers*                  10
                  Service concierges/ assistants*                    20
                  Technicians*                                       38
                                                           TOTAL:    83

*DOES NOT INCLUDE FRANCHISED OPERATIONS

ITEM 1A.  RISK FACTORS

                                  RISK FACTORS

         SET FORTH BELOW ARE A NUMBER OF RISKS ASSOCIATED WITH THE REGISTRANT'S BUSINESS. IN ADDITION TO THESE RISKS, AN INVESTOR SHOULD BE MINDFUL THAT BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN BY MANAGEMENT. ACCORDINGLY, IN REVIEWING THIS DOCUMENT, THE READER SHOULD KEEP IN MIND OTHER RISKS THAT COULD BE IMPORTANT.

         EACH PROSPECTIVE INVESTOR IS URGED TO CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW, IN ADDITION TO THE RISKS SET FORTH ELSEWHERE IN THIS CURRENT REPORT ON FORM 10-KSB. ALTHOUGH THESE ARE THE RISKS AND UNCERTAINTIES THAT THE REGISTRANT BELIEVES ARE MOST IMPORTANT TO CONSIDER, THESE RISKS MAY NOT BE THE ONLY RISKS WHICH THE REGISTRANT MAY FACE.

         IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE BUSINESS, PROSPECTS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS WOULD LIKELY SUFFER. IN THESE CIRCUMSTANCES, THE VALUE OF THE REGISTRANT COULD DECLINE.

THE REGISTRANT MAY NOT CONTINUE AS A GOING CONCERN.

         The Registrant's financial statements were prepared on the assumption that it will continue as a going concern, and the independent accountants have expressed doubt as to that assumption. If sufficient capital is not available, the Registrant would likely be required to reduce or discontinue its operations. The Registrant plans to continue its expansion plans and operations as well as administrative expenses relating to its business and growth operations during 2007. The Registrant intends to use these resources, as well as others if they become available on commercially reasonable terms, to fund these activities and other activities described herein, although the Registrant can provide no assurance that these additional funds will be available in the amounts or at the times it may require. As a result, the Registrant will be required to raise additional capital, which may not be available to the Registrant on favorable terms, if at all. If the Registrant is unable to raise additional capital, then it will be forced to discontinue some or all of its operations, reduce the development of some or all of its services, stop the expansion of its stores, or reduce its workforce, any of which would materially adversely affect its business, prospects, financial condition, and results of operations.

         The Registrant has sustained losses from operations in each fiscal year since its inception, and losses are expected to continue for the foreseeable future due to the relative newness in the marketplace of each All Night Auto(R) Service Center, as well as the costs associated with expansion. At December 31, 2006, the Registrant had a working capital deficit of $34,408,526 and stockholders' deficit of $33,841,754, including all derivative charges. The Registrant expects to spend substantial additional sums on the continued expansion of its stores with no certainty that losses will not increase or that it will ever become profitable as a result of these expenditures.

THE EXPANSION OF OUR BUSINESS DEPENDS UPON ATTRACTING LAUNCH INVESTORS TO FUND NEW BRANDED RETAIL STORES AND SERVICE CENTER OPERATIONS.

         We intend to fund our new branded retail and service center growth through "Launch Investors". Launch Investors are high net worth individuals or organizations that invest in operations owned by us through a debt-like structure whereby such Launch Investor will receive principal and interest payments. Attracting Launch Investors to fund new branded retail stores and service centers is crucial to our business model. There can be no assurances that we will be able to attract such Launch Investors on favorable terms, or at all. The failure to attract Launch Investors to fund our new branded retail stores and service centers could materially harm our business.

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

             o Further develop products and services that the Registrant plans to offer;

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

         If adequate funds are not available or are not available on acceptable terms, the Registrant's ability to fund its operations, to take advantage of unanticipated opportunities, to develop or enhance its products and services, or to otherwise respond to competitive pressures would be significantly limited.

THE  REGISTRANT'S   LIMITED  OPERATING  HISTORY  DOES  NOT  AFFORD  INVESTORS  A
SUFFICIENT HISTORY ON WHICH TO BASE AN INVESTMENT DECISION.

         The Registrant has a limited operating history. Investors must consider the risks and difficulties the Registrant has encountered, including:

             o Competition from companies with substantially greater assets and financial resources;

             o    Need for acceptance of products and services;

             o Ability to anticipate and adapt to a competitive market and rapid technological developments;

             o    Amount and timing of operating costs and capital  expenditures
                  relating   to   expansion   of  the   Registrant's   business,
                  operations, and infrastructure;

             o    Need to rely on multiple levels of outside funding; and

             o    Dependence  upon  key  personnel   including  key  independent
                  consultants and advisors.

         The Registrant cannot be certain that its strategy will be successful or that it will successfully address these risks. In the event that the Registrant does not successfully address these risks, its business, prospects, financial condition, and results of operations could be materially and adversely affected. The Registrant may be required to reduce its staff, discontinue certain of its products or services, and cease to operate.

THE REGISTRANT IS CONTROLLED BY ITS OFFICERS, DIRECTORS, AND PRINCIPAL STOCKHOLDERS, WHICH COULD DELAY, DEFER, OR PREVENT THE REGISTRANT FROM TAKING AN ACTION WHICH ITS STOCKHOLDERS MAY OTHERWISE VIEW FAVORABLY, AND THIS WHICH MAY DECREASE THE PRICE OF THE COMMON STOCK.

         As of December 31, 2006, the Registrant's directors, executive officers, advisors, and affiliates beneficially own approximately 36.20% of the outstanding shares of capital stock of the Registrant. As a result, they will effectively control the Registrant and direct its affairs and have significant influence in the election of directors and approval of significant corporate transactions. The interests of these stockholders may conflict with those of other stockholders. This concentration of ownership may also delay, defer, or prevent a change of control of the Registrant, and some transactions may be more difficult or impossible without the support of these stockholders. Furthermore, the Registrant's other stockholders will likely have no practical ability to remove the Registrant's management or affect its operations or business.

THE REGISTRANT IS DEPENDENT UPON KEY PERSONNEL, CONSULTANTS, AND INDUSTRY STRATEGIC PARTNERS, AND IF THE REGISTRANT IS UNABLE TO RETAIN SUCH KEY PERSONNEL, CONSULTANTS, AND INDUSTRY PARTNERS, IT MAY BE UNABLE TO ACHIEVE ITS GOALS. THE REGISTRANT'S MANAGEMENT TEAM HAS LIMITED EXPERIENCE IN OPERATING A BUSINESS AND THERE IS NO ASSURANCE THAT IT WILL BE ABLE TO SUCCESSFULLY OPERATE A BUSINESS.

         The Registrant's success is heavily dependent on the continued active participation of its current executive officers, consultants, and strategic partners. The loss of the services of one or more of these managers, consultants, or strategic partners could have a material adverse effect upon the Registrant's business, financial condition, and results of operations. Furthermore, the Registrant's success and achievement of its growth plans depend on its ability to recruit, hire, train, and retain other highly qualified technical and managerial personnel. The inability to attract, retain, and motivate additional highly skilled employees, technical, and managerial personnel and consultants and advisors required for the development and expansion of the Registrant's activities could have a materially adverse effect on its business, financial condition, and results of operations. There can be no assurance that executives or key employees will remain associated with the Registrant or that they will not compete, directly or indirectly, with it.

         In addition, the Registrant's current management team has limited operational experience of running a business such as contemplated by its plans and there is no assurance that they will be able to do so.

THE REGISTRANT WILL NEED TO EXPAND ITS SKILLED PERSONNEL IN THE AUTOMOTIVE REPAIR SECTOR IN A LABOR MARKET THAT IS EXTREMELY TIGHT AS WELL AS RETAIN THOSE PERSONNEL THAT IT HIRES.

         The Registrant will be required to hire and retain skilled automotive technicians in a market where such technicians are in high demand. The inability to hire skilled automotive technicians on a timely basis and/or the inability to retain those that the Registrant does hire could have a material adverse effect on its operations, financial condition, and prospects.

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

THE REGISTRANT MAY INCUR SIGNIFICANT COSTS COMPLYING WITH ENVIRONMENTAL LAWS AND REGULATIONS.

         The Registrant uses and generates hazardous materials and wastes in some of its service operations. In addition, some of its current and former properties are, or have been, used for industrial purposes. Accordingly, the Registrant could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage resulting from exposures to, or releases of, hazardous materials.

         Furthermore, the Registrant is subject to a variety of federal, state, and local laws and regulations governing the use, generation, manufacture, storage, handling, and disposal of hazardous materials and wastes. Such laws and regulations can impose fines and criminal sanctions for violations, and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and decrease the likelihood of accidental hazardous substance releases. The Registrant may also incur significant costs complying with environmental laws and regulations adopted in the future.

IF THE REGISTRANT USES HAZARDOUS MATERIALS IN A MANNER THAT CAUSES INJURY, IT MAY BE LIABLE FOR DAMAGES.

         Although the Registrant believes that its safety procedures for handling and disposing of hazardous materials will comply with federal, state, and local laws and regulations, the Registrant cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling, or disposal of these materials. The Registrant does carry hazardous waste insurance coverage, workers compensation, or property and casualty and general liability insurance policies which include coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, the Registrant could be held liable for damages or penalized with fines in an amount exceeding its resources, and its regulatory approvals could be suspended.

THE FAILURE OF THE REGISTRANT TO PROTECT ITS INTELLECTUAL PROPERTY COULD HAVE AN ADVERSE EFFECT ON THE REGISTRANT.

         The Registrant relies on trademark and trade secret to protect its intellectual property. The Registrant cannot be sure that these intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged. The failure to protect the Registrant's proprietary information, and any successful intellectual property challenges or infringement proceedings against the Registrant, could have a material adverse effect on its business, operating results, and financial condition.

THE FAILURE OF THE REGISTRANT TO MAINTAIN AND DEVELOP ITS BRAND NAMES COULD ADVERSELY AFFECT THE REGISTRANT'S REVENUES.

         The Registrant believes that maintaining and developing its brand names, including All Night Auto(R)(TM) and All Night Lube Express(TM), are critical to the Registrant's success. The importance of the Registrant's name recognition may increase as competitors offer products and services similar to those of the Registrant. The Registrant is incurring substantial expenditure to create and maintain brand name recognition and loyalty. If the Registrant's brand-building strategy is unsuccessful, the Registrant may be unable to increase it future revenues or expand its products and services.

ADVANCES IN AUTOMOTIVE TECHNOLOGY MAY DECREASE DEMAND FOR THE REGISTRANT'S PRODUCTS AND SERVICES, AND MAY REQUIRE THE REGISTRANT TO INCUR COSTS TO ADAPT ACCORDINGLY.

         Automotive manufacturers are producing cars that may last longer and require service at less frequent intervals. Additionally, automotive manufacturers are offering longer and more comprehensive warranty programs. As a result, the demand for the Registrant's products and services may decrease. Furthermore, advances in automotive technology may require the Registrant to incur additional costs to update its products and services in order to be able to service automobiles with new and improved automotive technology. If the Registrant is unable to service automobiles with new and improved automotive technology, then this could have a material adverse affect on it operations, financial condition, and prospects.

ANY INCREASES IN THE PRICE OF RAW MATERIALS THAT CANNOT BE PASSED ON TO CUSTOMERS MAY ADVERSELY AFFECT THE REGISTRANT'S PROFIT MARGINS.

         The Registrant uses products such as motor oil and lubricants to perform its services and such products consist of raw materials such as base oil and additives. The Registrant's profitability is sensitive to changes in the costs of these raw materials caused by changes in supply or other market conditions, over which the Registrant has little or no control. If there are sudden or sharp increases in the cost of these raw materials, the Registrant may not be able to pass on these increases in whole or in part to its customers through retail or wholesale lubricant price increases, or the Registrant may be significantly delayed in its ability to do so. Any inability to pass on these costs as price increases to the Registrant's customers will reduce the Registrant's profit margin.

THE REGISTRANT'S SERVICES MAY BE ADVERSELY AFFECTED BY A REDUCTION IN THE NUMBER OF MILES DRIVEN BY AUTOMOBILE OWNERS OR AN EXTENSION IN THE INTERVAL BETWEEN REGULAR VEHICLE MAINTENANCE.

         A change in consumer driving patterns could result in overall decrease in customer visits to our service or retail centers. If the number of miles driven by automobile owners decreases, which usually happens when the retail cost of gasoline increases, it may result in less maintenance being performed on automobiles. A reduction in the frequency of vehicle maintenance could adversely affect the Registrant's revenues.

AN ECONOMIC DOWNTURN MAY DELAY OR REDUCE CONSUMER PURCHASE OF THE REGISTRANT'S PRODUCTS AND SERVICES, WHICH COULD ADVERSELY AFFECT THE REGISTRANT'S REVENUES.

         Many factors affect the level of consumer spending with regard to automotive repair or service, Automotive Concierge Services, and consumer products industries including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit, and consumer confidence in future economic conditions. Consumer purchases of automotive services and products, including engine treatments, fuel additives, and appearance products, generally are reduced during economic downturns when disposable income is lower. Furthermore, consumer purchases of discretionary items such as retail consumer products could decline even more rapidly for many customers during recessions. A downturn in the economies in which the Registrant sells its products and services could adversely affect the Registrant's business, operating results, and financial condition.

AN INABILITY TO RESPOND TO CHANGES IN CONSUMER DEMANDS IN A TIMELY MANNER COULD ADVERSELY AFFECT THE REGISTRANT'S REVENUES.

         The Registrant's success may depend in part on its ability to identify, originate, and define automotive consumer product trends and to anticipate, gauge, and react to changing consumer demands in a timely manner. The Registrant's products and services must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. The Registrant may not be able to meet changing consumer demands in the future. If the Registrant misjudges the market for its products, it may be faced with significant excess inventories for some automotive products and missed opportunities for other products.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATIONS, WHICH RESTRICT THE MARKETABILITY OF OUR COMMON STOCK AND MAY IMPAIR OUR STOCKHOLDERS' ABILITY TO SELL THEIR SHARES OF OUR COMMON STOCK.

         The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require that prior to any transaction involving a penny stock, a disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks.

         Our Common Stock is currently trading at a price that is less than $5.00 per share. Although we currently fall under one of the exceptions, if at a later time we fail to meet one of the exceptions, our Common Stock will be considered a penny stock. As such, the market liquidity for our Common Stock will be limited to the ability of broker-dealers to sell it in compliance with the above-mentioned disclosure requirements.

         According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse, such as:

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

SECTION 203 OF THE DELAWARE GENERAL CORPORATION LAW MAY DETER A THIRD PARTY FROM ACQUIRING US.

         Section 203 of the Delaware General Corporation Law prohibits a merger with a 15% shareholder within three years of the date such shareholder acquired 15%, unless the merger meets one of several exceptions including, for example, approval by the holders of two-thirds of the outstanding shares (not counting the 15% shareholder) or approval by the Board prior to the 15% shareholder acquiring its 15% ownership. This provision makes it difficult for a potential acquirer to force a merger with or takeover of the Company, and could thus limit the price that certain investors might be willing to pay in the future for shares of our Common Stock.

THE FAILURE TO COMPLY WITH APPLICABLE FRANCHISE LAWS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         In 1997 we offered "soft" franchises as an expansion strategy and in March of 2004 we discontinued offering or selling franchises to the public and to date we have one legacy franchise operation that we still support in Livonia, Michigan. Although we do not have any other franchises nor do we currently offer franchises, we may nevertheless be subject to federal and state laws and regulations relative to franchises, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor--franchisee relationship. Our failure to comply with these laws could subject us to certain liabilities to our Livonia, Michigan legacy franchise or any deemed franchises and to fines or other penalties imposed by governmental authorities. In addition, we may become subject to litigation with, or other claims filed with state or federal authorities by, any deemed franchisees based on alleged unfair trade practices, implied covenants of good faith and fair dealing, payment of royalties, location of shops, advertising expenditures, franchise renewal criteria or express violations of agreements. There can be no assurance that compliance problems will not be encountered from time to time, or that material disputes regarding the offer sale or termination of franchises and the regulation of the franchisor. Accordingly, our failure to comply with applicable franchise laws and regulations could have a material adverse effect on our financial condition and results of operations.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND THE FAILURE OF OUR SERVICE AND RETAIL CENTERS TO EFFECTIVELY COMPETE WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The automotive services industry is highly fragmented and highly competitive, and there are numerous direct competitors for our services. The All Night Auto(R) Service Center and Retail Store brand and the All Night Lube Express(TM) brand compete for retail and fleet clients in the marketplace with original equipment manufacturers brands such as Toyota, GM, and Ford and other infotainment/automotive electronics "big-box" retailers such as Best Buy and Circuit City. We also compete for expansion opportunities with organizations such as Pep Boys, Midas, Meineke, and Precision Tune.

         We believe the principal competitive factors in the markets served by our stores are, in no particular order, customer service and reputation, shop location, name awareness, and price. Competitive factors include, among other things, startup costs and the financial performance of existing service and retail centers. Many of our competitors are large and have a substantially longer operating history than Midnight. Many competitors have greater financial resources than we possess. Our failure to compete effectively, or the failure of individual Midnight shops to compete effectively, would have a material adverse effect on our financial condition and results of operations.

         With respect to the sale of retail products, automotive replacement parts, supplies, and equipment to the Registrant's FTP partners, competition is based principally upon product availability, ability to provide prompt delivery, the quality of support services, and value received for services rendered.

         Management believes that automobile dealerships, including recently emerging national and regional new and used "mega" auto dealers, represent the principal competitors for All Night

Auto(R) Retail Stores and Service Centers. Additionally, Midnight's service centers also compete with national and regional fast oil change and lube companies, major oil manufacturers, tire manufacturers, and local service stations and local, regional, and national automobile maintenance and repair service providers. Management believes the principal competitive factors in the markets serviced by each of its business units are location, name recognition and reputation, and quality of service.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FROM OPERATING ACTIVITIES TO SERVICE ALL OF OUR INDEBTEDNESS AND MAY BE FORCED TO TAKE OTHER ACTIONS TO SATISFY OUR OBLIGATIONS UNDER SUCH INDEBTEDNESS WHICH MAY NOT BE SUCCESSFUL.

         We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit them to pay the principal and interest on our indebtedness, including the senior convertible notes (the "NOTES") sold to a group of affiliated New York-based investment funds (the "PURCHASERS"). If our cash flows and capital resources are insufficient to fund our debt service obligations, we will need to secure additional funding through public or private equity or debt financings in order for us to pay the principal and accrued interest when due under the Notes. We cannot assure you that we will be able to consummate such funding alternatives on favorable terms, if at all. In addition, in order to induce the Purchasers to purchase the Notes, the Registrant agreed to execute and deliver to the Purchasers security agreements granting the Purchasers security interests in certain property of the Registrant, and (ii) intellectual property security agreements granting the Purchasers security interests in the intellectual property of the Registrant. Our obligations under the Notes are secured by substantially all of our tangible and intangible assets, including intellectual property. If we default under the Notes and are unable to cure the default pursuant to the terms of the Notes, the Purchasers could take possession of any or all of our assets in which they hold a security interest, including intellectual property, and dispose of those assets to the extent necessary to pay off our debts, which could materially harm our business.

IN ORDER TO ATTRACT CERTAIN CUSTOMERS, CLIENTS, VENDORS, SUPPLIERS, OR OTHER PERSONS OR ENTITIES TO CONDUCT BUSINESS WITH US, CERTAIN OF OUR OFFICERS AND PRINCIPAL STOCKHOLDERS HAVE, IN CERTAIN INSTANCES, PROVIDED PERSONAL GUARANTEES TO SUCH CUSTOMERS, CLIENTS, VENDORS, SUPPLIERS, OR OTHER PERSONS OR ENTITIES.

         In order to attract certain customers, clients, vendors, suppliers, or other persons or entities to conduct business with us Nicholas Cocco, a member of our board of directors and our Chief Executive Officer, and Richard Kohl, our Chief Financial Officer, both of whom are principal stockholders of the Registrant, have, in certain instances, provided personal guarantees to such customers, clients, vendors, suppliers, or other persons or entities. Although both Mr. Cocco and Mr. Kohl have each indicated that he will continue such personal guarantees indefinitely, their failure to continue them may cause such customers, clients, vendors, suppliers, or other persons or entities to modify the terms of the business arrangements with which they deal with us or may cause them cease conducting business with us entirely which may materially harm our business. To the extent that such customers, clients, vendors, suppliers, or other persons or entities agree to modify the terms of the business arrangements with which they deal with us due to Mr. Cocco's or Kohl's failure to continue such personal guarantees, there can be no assurances that the modified terms of such business arrangements will be on favorable terms to us. In addition, there can be no assurances that Mr. Cocco or Mr. Kohl will be willing to provide such personal guarantees in the future to any new customers, clients, vendors, suppliers, or other persons or entities and, as a result, we may not be able to induce such customers, clients, vendors, suppliers, or other persons or entities to conduct business with us which could materially harm our business. Moreover, as a result of any personal guarantees given by Mr. Cocco or Mr. Kohl, as our executive officers, Mr. Cocco and Mr. Kohl may have incentive to negotiate terms with third parties that are less advantageous to us in order to pay down any amounts owed to certain customers, clients, vendors, suppliers, or other persons or entities and, as a result, pay down the personal guarantees of Mr. Cocco and Mr. Kohl.

ITEM 2.  DESCRIPTION OF PROPERTY

CORPORATE OFFICES AND OTHER FACILITIES

         Effective July 5, 2006, Midnight Holdings Group moved to new office accommodations located at 22600 Hall Road, Suite 205, Clinton Township, MI 48036. The lease terms are:

         o July 1, 2006 through June 30, 2009

         o $3,500 per month gross rent is fixed for the term of the lease

         o Approximately 1,800 sq. ft. of space

         o 8 private offices; reception area; common work area.

SERVICE CENTER AND RETAIL FACILITIES

         Midnight's facilities for ALL NIGHT AUTO(R) and ALL NIGHT LUBE EXPRESS(TM) Service Centers are designed to be consistent in appearance and amenities, and to appeal to Midnight's core client base. ALL NIGHT AUTO(R) Retail facilities are well maintained and upscale. Furthermore, each facility is designed to be a comforting environment that supports the state of the art technologies that have been designed for ALL NIGHT AUTO(R) and provide overall vehicle health information quickly and accurately to the customer. The following table sets forth certain information relating to the other principal facilities of ALL NIGHT AUTO(R) and ALL NIGHT LUBE EXPRESS(TM) service centers:

                                                                                SIZE
 SERVICE CENTER OPERATION      DATE OF OPENING          AREA SERVED          (Sq. ft.)*          NATURE OF OCCUPANCY

All Night Auto of Troy           10-28-1994         Troy, Michigan              6,000        Automotive Retail Products
(Corp)                                                                                       and Services

All Night Auto of                8-15-2005          Bloomington, IL             4,000        Automotive Services
Bloomington/Normal (FTP)

All Night Auto Retail            11-24-2006         Bloomington, IL             1,000        Retail Product Sales and
Center of Bloomington (FTP)                                                                  Automotive Concierge Services

All Night Auto of Aurora         10-15-2005         Aurora/Naperville, IL       9,500        Automotive Retail Products
(FTP)***                                                                                     and Services

All Night Auto of Tinley         2-21-05            Tinley Park, Illinois       6,000        Automotive Retail Products
Park  (FTP)                                                                                  and Services

All Night Lube Express of        5-15-05            Tinley Park, Illinois       1,800        Automotive Quick Lube
Tinley Park (FTP)***                                                                         Services

All Night Auto of Pueblo         6-15-05            Tempe, Arizona              4,000        Automotive Retail Products
Anozira (FTP)                                                                                and Services

All Night Auto of Norman         9-20-01            Norman, Oklahoma            4,000        Automotive Retail Products
(Corp)**                                                                                     and Services

All Night Auto of Warr           8-24-2003          Warr Acres, Oklahoma        4,000        Automotive Retail Products
Acres (Corp)**                                                                               and Services

All Night Auto of Livonia        7-6-2000           Livonia, Michigan           4,000        Automotive Services
(Franchise)

All Night Auto of Yukon          3-15-2006          Yukon, OK                   5,000        Automotive Retail Products
(Corp)**                                                                                     and Services

* APPROXIMATE

** ACQUIRED IN MARCH 2007

*** CONVERTED TO FTP ON 03-30-07

         All corporate and joint venture/FTP locations are leased by Midnight and subleased to the operating entity with the exception of the Bloomington retail center, which is leased by the Registrant's joint venture partner, and the single franchised operation which has its own facility agreement that has been arranged by the franchisee, independent of Midnight.

Currently, the Registrant has no ownership interest in any of the real estate it currently leases, occupies, and/or uses. The estimated value of each leased property is between $500,000 and $2,200,000 depending on size and geographic location.

FACILITY LEASES

         Midnight Auto Franchise Corp. has a Lease Contract with a 5-year term with MMPK, LLC, dated July 15, 2006, and incorporated by reference as Exhibit
10.39 of the December 31, 2005 Form 10KSB of the Registrant, for the rental of space at 989 S. Eola Road, Aurora, IL 60504 which is to be used for the operation of the ALL NIGHT AUTO(R) of Aurora, which pursuant to the lease may offer automotive repair services such as oil changes, tune ups, tire changes, engine transmission services, and related services, but not automotive body repair.

         Midnight Auto Franchise Corp. has a Lease Contract with a 3-year term with CBHOA Bonus Plan 97 Partnership, dated July 1, 2006, and incorporated by reference as Exhibit 10.41 of the December 31, 2005 Form 10KSB of the Registrant, for the rental of space at 13 Westport Ct., Bloomington, IL 61704. The rental premises is to be used for the operation of the ALL NIGHT AUTO(R) of Bloomington, which pursuant to the lease may offer automotive repair services such as oil changes, tune ups, tire changes, engine transmission services, and related services, but not automotive body repair.

         Midnight Auto Franchise Corp. has a Lease Contract with a 5-year term with Weingarten Nostat, Inc., dated as of March 14, 2005, and incorporated by reference as Exhibit 10.42 of the December 31, 2005 Form 10KSB of the Registrant, for the rental of space at the Pueblo Anozira Shopping Center in Maricopa County, Arizona (located at 1835 E. Guadalupe, #116, Tempe, Arizona 85283). The rental premises is to be used for the operation of the ALL NIGHT AUTO(R) of Pueblo Anozira, which pursuant to the lease may offer automotive repair services such as oil changes, tune ups, tire changes, engine transmission services, and related services, but not automotive body repair.

         Midnight Auto Franchise Corp. entered into a Sub-Lease Agreement with All Night Auto of Phoenix, Inc. on April 1, 2005, and incorporated by reference as Exhibit 10.44 of the December 31, 2005 Form 10KSB of the Registrant, whereby All Night Auto of Phoenix, Inc. subleases the premises located at 1835 E. Guadalupe, Tempe, AZ

         Midnight Auto Franchise Corp entered into a Commercial Property Lease with Final Decisions LP, dated January 29, 2007, with a commencement date of March 16, 2007, for the premises located at 3872 Rochester Road, Troy, MI., for a 10-year term ending April 30, 2017. The premises are to be used as an automobile repair and service center and for retail automotive aftermarket sales.

         All Night Auto-Grosse Pointe, Inc., Richard J. Kohl, and Dennis Spencer (the "TENANT") entered into a Commercial Property Lease on June 25, 2002 with the Mark Doren Revocable Trust (Mark Doren, Trustee), and incorporated by reference as Exhibit 10.46 of the December 31, 2005 Form 10KSB of the Registrant, for the premises located at 15103 Kercheval Avenue, Grosse Pointe Park, Wayne County, Michigan for a term of 5 years from July 1, 2002, for the use of the premises to operate the ALL NIGHT AUTO(R) Grosse Pointe franchise. An addendum to the lease was executed providing for certain additions to the lease regarding the exchange of certain services for a discount in the cost of the lease. Operations at this facility ceased on or about May 15, 2005. The facility was listed for sale by the landlord.

         Midnight Auto Franchise Corp. entered into an Assignment and Assumption Agreement on February 19, 2005 whereby it was assigned a Commercial Property Lease between 179th St. Developers, LLC and Expert Automotive Group, LLC, dated February 9, 2004, and incorporated by reference as Exhibit 10.47 of the December 31, 2005 Form 10KSB of the Registrant, for the premises located at 9500 - 9502 West 179th Street, Tinley Park, IL

         Midnight Auto Franchise Corp. entered into a Commercial Property Sub-Lease Agreement between All Night Auto of Naperville, Inc., dated February 16, 2005, and incorporated by reference as Exhibit 10.48 of the December 31, 2005 Form 10KSB of the Registrant, whereby All Night Auto of Naperville, Inc. subleases the premises located at 9502 West 179th Street, Tinley Park, IL

         Midnight Holdings Group Inc. entered into a Lease Contract with KD Development, dated July 14, 2006, and incorporated by reference as Exhibit 10.49 of the December 31, 2005 Form 10KSB of the Registrant, for the rental space located at 22600 Hall Road, Suite 205, Clinton Township, MI 48036. The rental premise is to be used for the corporate headquarters for Midnight Holdings Group, Inc.

         Midnight Auto Franchise Corp. has a Lease Contract with Elite Automotive Group, LLC dated March 30, 2007 which is attached hereto as Exhibit 10.13, for the rental of space at 1121 Rambling Oaks Drive, Norman, OK. The term of this lease is 10 years. The rental premises is to be used for the operation of the ALL NIGHT AUTO(R) of Norman, which pursuant to the lease may offer automotive repair services such as oil changes, tune ups, tire changes, engine transmission services, and related services, but not automotive body repair.

         Midnight Auto Franchise Corp. has a Lease Contract with Elite Automotive Group, LLC dated March 30, 2007 which is attached hereto as Exhibit 10.14, for the rental of space at 539 S. Mustang Road, Yukon, OK. The term of this lease is 10 years. The rental premises is to be used for the operation of the ALL NIGHT AUTO(R) of Yukon, which pursuant to the lease may offer automotive repair services such as oil changes, tune ups, tire changes, engine transmission services, and related services, but not automotive body repair.

         Midnight Auto Franchise Corp. has a Sub-Sub-Lease Contract with Elite Automotive Group, LLC dated March 30, 2007 which is attached hereto as Exhibit 10.15, for the rental of space at 7311 North MacArthur Blvd., Warr Acres, OK. The term of this lease is 6 years. The rental premises is to be used for the operation of the ALL NIGHT AUTO(R) of Warr Acres, which pursuant to the lease may offer automotive repair services such as oil changes, tune ups, tire changes, engine transmission services, and related services, but not automotive body repair.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business the Registrant may be subject to litigation from time to time. There is no past, pending, or, to the Registrant's knowledge, threatened litigation or administrative action (including litigation or action involving the Registrant's officers, directors, or other key personnel) which in the Registrant's opinion has or is expected to have a material adverse effect upon its business, prospects, financial condition, or operations other than:

         On October 3, 2006, The Mark Doren Revocable Trust and Mark Doren filed a suit against Midnight Holdings Group, Inc., All Night Auto - Grosse Pointe, Inc., Midnight Auto Franchise Corp., All Night Auto Stores, Inc. Richard J. Kohl and Dennis Spencer in the Circuit Court of Wayne County, Michigan (the "DOREN LITIGATION"). The Doren Trust was the former landlord of All Night Auto - Grosse Pointe, Inc. with respect to an All Night Auto store located in Grosse Pointe Park, Michigan. That store was closed on or about September 2005. The lawsuit attempts to collect $158,000 of rent due under the lease for the remaining term from October 2005 through June 2007. The Registrant has asserted defenses to the claims made in the complaint but at this time is unable to evaluate the likely outcome.

         On November 11, 2006, the Registrant was served with a Complaint in the matter of BRIAN UNLIMITED DISTRIBUTION COMPANY ("BUDCO") V. MIDNIGHT AUTO FRANCHISE CORP., Oakland County Circuit Court Case No. 06-078275-CK. BUDCO sought damages of $153,800 plus interest and attorney fees. On January 10, 2007, the parties settled this matter through an agreement to pay an aggregate amount of $136,600 (without interest), through monthly payments of $4,000 each commencing on February 18, 2007; the Registrant has the right to prepay the balance due at any time (provided it has not defaulted in the payment of any monthly installment) for 90% of the then-balance due. Upon any default in making monthly installments due under the settlement agreement, BUDCO has the right to reinstate the legal proceedings and enter a consent judgment in the amount of $153,800 plus interest accruing at the rate of 13% per annum from December 4, 2006, plus attorney fees of $4,800, less the amount of monthly installments made to the date of the default. This settlement was placed on the record in open court; the parties have also settled an order confirming the above terms.

         Pursuant to a November 27, 2006 demand letter, Mr. Prasad Pothini demanded the sum of $39,200 from the Registrant in rescission of a Franchise Agreement entered into between Mr. Pothini and the Registrant on April 1, 2004. The amount demanded represents the $29,500 franchise fee paid by Mr. Pothini plus accrued interest. Additionally, Mr. Pothini's demand letter contends that if the Registrant rejected his rescission demand, he would be entitled to lost profits of $276,800. The Registrant contends that Mr. Pothini never opened a franchise location because he never identified a suitable location for his franchise. Additionally, the Registrant contends that Mr. Pothini was unable to obtain the necessary third party financing to open and operate a franchise location. Mr. Pothini contends that he could have obtained such financing and that the Registrant improperly rejected potential locations proposed by him. Counsel for the Registrant and Mr. Pothini have discussed Mr. Pothini's claims and the allegations and defenses asserted by each side, but the Registrant has not offered any sum in settlement. The Registrant is still evaluating Mr. Pothini's claims but at this time it is unable to evaluate the likely outcome of this dispute.

         On March 2, 2007, Imperial Marketing, Inc. filed a suit against Midnight Auto Franchise Corp. in the Circuit Court for Oakland County, Michigan, Case No. 07-081205-CZ (Langford-Morris, J.) (the "IMPERIAL LITIGATION"). Imperial provided marketing services to Midnight Auto Franchise Corp. but has since been replaced. The Imperial Litigation attempts to recover $67,325 plus costs, interest, and attorneys fees representing amounts allegedly owed to Imperial for marketing services. The Registrant has defenses to the claims made in the complaint which it plans to assert in an answer, but at this time is unable to evaluate the likely outcome.

         On January 3, 2007, National Automotive, Inc. filed a suit against Midnight Auto Holdings, Inc. in the Mount Clemens, Michigan District Court (41B-1 District Court), Case No.

07-00394T-GC (the "NATIONAL AUTOMOTIVE LITIGATION"). The National Automotive Litigation attempts to recover $5,966 plus costs, allegedly owed on open account. National Automotive supplied inventory to one of the Registrant's stores. When the Registrant decided to close that store, it contacted National Automotive to take back the inventory on hand. The National Automotive Litigation arises out of a dispute over the proper amount of the restocking fee that should be charged to the Registrant by National Automotive. The Registrant contends that it is indebted to National Automotive in the amount of $2,534. The Registrant is in settlement negotiations with National Automotive, but cannot evaluate the likely outcome at this time.

         On May 16, 2007, The Battery Terminal d/b/a Interstate Battery filed a small claims action against All Night Auto, Inc. in Troy, Michigan (52-4 district) District Court (Small Claims Division), Case No. 07-001693-SC-01, seeking to recover $2,244 plus costs and interest allegedly due for open account sales. On July 9, 2007, All Night Auto, Inc. filed a motion for a more definite statement (seeking more information about plaintiff's claim). On August 27, 2007, the District Court (Small Claims Division) dismissed The Battery Terminal's complaint with prejudice after The Battery Terminal did not appear at the hearing on All Night Auto, Inc.'s motion for a more definite statement.

         On August 8, 2007, Hanlin Rainaldi Construction Corporation ("HRCC") filed a lawsuit against All Night Auto of Bloomington-Normal, LLC (d/b/a All Night Auto Mall) (an affiliate of the Registrant), Eastland Mall, LLC, Eastland Medical Building, LLC, and BMJ Limited Partnership in the Eleventh Circuit Court (McLean County, Illinois), Case No. 07-CH284 (the "HANLIN-RAINALDI LITIGATION"). HRCC seeks to (A) recover $39,828, plus interest, costs, and attorney fees, allegedly owed for construction work building out the All Night Auto store in Bloomington-Normal, Illinois (Eastland Mall), and (B) foreclose on a mechanic's lien asserted by HRCC with respect to the store location. The Registrant, which has only recently been served with the complaint, has not yet been able to evaluate the likely outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 5, 2006, the holders of at least a majority of the outstanding shares of Common Stock of the Registrant acted by written consent, without a meeting of the stockholders, to approve the filing of the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to (i) change the name of the Registrant from Redox Technology Corporation to Midnight Holdings Group, Inc. and (ii) increase the number of authorized shares of Common Stock of the Registrant from 350 million to 1 billion shares.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal market where the Registrant's common equity trades is the OTCBB Pink Sheets under the symbol "MHGI."

                                                    HIGH(1)        LOW(1)

Three months ended March 31, 2007                   0.0145         0.003
Three months ended June 30, 2007                    0.0075         0.0027

Fiscal Year Ended December 31, 2006                 $0.100        $0.002

Three months ended March 31, 2006                    0.100         0.010
Three months ended June 30, 2006                     0.080         0.008
Three months ended September 30, 2006                0.020         0.004
Three months ended December 31, 2006                 0.030         0.002

Fiscal Year Ended December 31, 2005                  0.035         0.0101

Three months ended March 31, 2005                    0.030         0.011
Three months ended June 30, 2005                     0.035         0.010
Three months ended September, 2005                   0.032         0.017
Three months ended December 31, 2005                 0.035         0.016

         Such quotations reflect inter-dealer bids without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

     (1) Stock price information has been derived from www.nasdaq.com.

         On September 4, 2007, the last reported sale price of the Registrant's Common Stock, as reported by the OTCBB Pink Sheets, was $0.0029 per share.

         As if September 4, 2007, there were approximately 1,209 holders of record and, the Registrant believes, approximately 2,431 beneficial owners of the Registrant's Common Stock. The Registrant is informed and believes that as of September 4, 2007, Cede & Co. held 75,191,606 shares of the Registrant's Common Stock as nominee for Depository Trust Company ("DTC"), 55 Water Street, New York, New York 10004. It is the Registrant's understanding that Cede & Co. and DTC both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons.

         The Registrant has not paid any dividends to date and does not anticipate paying dividends in the foreseeable future. The Board of Directors of the Registrant (the "BOARD") will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Registrant's earnings, financial condition, capital requirements, and such other factors as the Board may deem relevant.

         The Registrant has no securities authorized for issuance under equity compensation plans.

         As previously described in Item 1 hereof, the Registrant entered into the Exchange Agreement with Midnight Auto and the Midnight Shareholders, pursuant to which all Midnight Shareholders exchanged all of the outstanding and issued capital stock of Midnight Auto for an aggregate of 374,144,130 shares of common stock, par value $0.00005 per share (the "COMMON STOCK") of the Registrant, representing 80% of the outstanding Common Stock of the Registrant after giving effect to the Transaction. The Midnight Shareholders exchanged their beneficially owned shares of capital stock of Midnight solely for shares of Common Stock at a ratio of 1 for 165,551. The Registrant effected the Transaction based upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Registrant's audited consolidated financial statements as of December 31, 2006 and 2005 and for the years then ended, and the notes thereto, all of which financial statements are included elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Description of Business" and elsewhere in this Form 10KSB.

HISTORY

EXECUTIVE OVERVIEW

         The Registrant is an automotive retail holdings company that is engaged in the ownership, development, acquisition, leasing, management, and operation of automotive retail and commercial service centers specializing in concierge level services. The Registrant's service center operations are located primarily in the Midwestern United States and in other select markets in other regions of the United States.

         As of December 31, 2006, the Registrant owned controlling interests in three regional service centers, held minority interests in three service centers, and did not have any ownership interest in four franchised service centers. Nine service centers operate under the brand name "All Night Auto" and one operates under the brand name of "All Night Lube Express." We consolidate the financial statements of all entities in which the Registrant has a controlling financial interest under the name All Night Auto Stores, Inc. In those cases where major decisions such as the acquisition, sale, or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, the Registrant does not control these partnerships and joint ventures and accordingly accounts for these investments using the equity method. Since the joint ventures and partnerships do purchase products and services from the Registrant and the Registrant does enter into certain agreements on their behalf, sales of products and services to the joint ventures are accounted for through the Registrant's Midnight Auto Franchise Corp subsidiary. This subsidiary also owns the minority interests in these joint ventures.

         The  majority  of  the   Registrant's   revenues  are  derived  from  a
combination of direct sales of automotive products and services to retail, commercial, and fleet clients through the Registrant's corporate-owned service centers/retail outlets and through services provided to the Registrant's joint venture partnerships and franchisees. Generally, the revenues generated through services provided to the Registrant's joint venture partnerships and franchisees include facility lease rents, percentage of sales volume and reimbursements for expenditures related to property operating expenses, real estate taxes, maintenance, repairs, automotive tools, equipment, services, and products. Proceeds from such sales are generally used to support the operational needs of the corporation and when possible reduce borrowings on the Registrant's credit facilities.

CRITICAL ACCOUNTING POLICIES

         The Registrant's discussion and analysis of its financial statements and the results of its operations are based upon its financial statements and the data used to prepare them. The Registrant's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis, the Registrant reevaluates its judgments and estimates including those related to revenues, bad debts, long-lived assets, and derivative financial instruments. The Registrant bases its estimates and judgments on its historical experience, knowledge of current conditions, and beliefs of what could occur in the future, considering available information. Actual results may differ from these estimates under different assumptions or conditions.

         The Registrant's significant accounting policies are disclosed in the Notes to its consolidated financial statements. The following discussion describes the Registrant's most critical accounting policies, which are those that are both important to the presentation of the Registrant's financial condition and results of operations and that require significant judgment or use of complex estimates.

REVENUE RECOGNITION

         The Registrant recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements." Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the Registrant's prices to buyers are fixed or determinable, and ability to collect is reasonably assured.

         The Registrant derives a majority of its revenues from a combination of direct sales of automotive products and services to retail, commercial, and fleet clients through Registrant-owned service center/retail outlets and through services provides to the Registrant's joint venture partnerships and franchisees.

         These revenues generally consist of facility lease rents and percentages of the sales volume of the Registrant's joint venture partnerships. The Registrant is reimbursed for expenditures made on behalf of the joint venture partnerships for property operating expenses, real estate taxes, maintenance and repairs, automotive tools, and equipment services and products.

         Revenues also include franchise royalties based upon a percentage of the gross revenue generated by each franchised location and other franchise-related fees for services provided to franchisees under the terms of their franchise agreements (including, but not limited to, the initial franchisee fees and training fees).

DERIVATIVE FINANCIAL INSTRUMENTS

         The Registrant does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Registrant evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Derivative financial instruments that are accounted for as liabilities are initially recorded at fair value and are then revalued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Registrant applies the Black-Scholes option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

RESULTS OF OPERATIONS: COMPARISON OF THE YEAR ENDED DECEMBER 31, 2006 TO THE YEAR ENDED DECEMBER 31, 2005

         The  following  significant   transactions  affected  the  consolidated
results of operations for the year ended December 31, 2006, as compared to the year ended December 31, 2005.

         In 2006, the Registrant secured an additional $4,500,000 in financing in the form of callable secured convertible notes from a New York-based investment fund for operations and initial expansion of its operations. The Registrant had obtained $2,610,000 in such financing for the year ended December 31, 2005.

         For the year ended December 31, 2006, the Registrant incurred approximately $95,000 in costs relating to the acquisition of funding, including legal, audit and professional fees, and finders fees. This was in addition to $372,684 of such costs incurred during the year ended December 31, 2005. At December 31, 2006, $329,628 of these costs has been deferred to future periods.

REVENUES

         During the year ended December 31, 2006, revenues increased by $470,715, or 23.3%, to $2,494,864 as compared to $2,024,149 for the year ended
December 31, 2005. The increase was comprised of a $257,816 increase in same service center revenue, a $304,761 increase in products and services purchased from the Registrant by the joint venture operations, a $72,000 decrease in fees resulting from the fact that in 2006 the Registrant did not add any new franchise partners, and a decrease of $19,862 in royalties on franchise operating sales.

COST OF SALES

         Cost of sales for the year ended December 31, 2006 increased by $1,170,577, or 80.1%, to $2,632,820, from $1,462,243 during the year ended
December 31, 2005, primarily as a result of expansion during 2006.

GROSS PROFIT

         Gross profit dropped from $561,906 for the year ended December 31, 2005 to ($137,956) for the year ended December 31, 2006 - a decline of $699,862. Gross profit as a percentage of revenue was -5.5% and 27.8% for the years ended December 31, 2006 and 2005, respectively. The drop in gross profit was due primarily to the costs attributable to the pre-opening and initial operation of the four new service centers in 2006.

OPERATING EXPENSES

                  Operating expenses increased from $2,501,720 for the year ended December 31, 2005 to $3,781,334 for the year ended December 31, 2006, or $1,279,614 (51.1%). As a percentage of revenues, operating expenses represented 151.6% and 123.6% during the years ended December 31, 2006 and 2005, respectively. This increase is primarily attributable to additional salaries and benefits for the personnel and infrastructure added to manage the additional operations acquired during the year ended December 31, 2006.

OTHER INCOME AND EXPENSES

         Interest expense decreased $122,364 for the year ended December 31, 2005 to $90,282 for the year ended December 31, 2006, or $32,082 (26.2%). The decrease was attributable to the interest on the derivative financial instruments being included in the loss on derivatives, because the interest on these instruments was converted to a derivative financial instrument on December 31, 2006.

         Equity in losses of joint ventures in which the Registrant has a minority interest was $190,437 and $113,339 for the years ended December 31, 2006 and 2005, respectively. This was primarily due to start-up costs and expenses incurred by these joint ventures. We had no unconsolidated affiliates during either year.

         Derivative instrument expense is explained in the discussion of critical accounting issues and further in the notes to the financial statements. The identification of, and accounting for, derivative instruments is complex. The Registrant's derivative instruments are revalued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect the Registrant's financial statements. The derivative instrument expenses totaled $15,194,688 and $6,191,270 for the years ended December 31, 2006 and 2005 respectively

         We incurred a cost of $4,772,126 for the year ended December 31, 2005 in connection with the share exchange. This cost was due to the assumption of certain accounts payables and other liabilities and also the assumption of callable secured convertible notes. We did not incur any share exchange costs for the year ended December 31, 2006.

         During the years ended December 31, 2006 and 2005, the Registrant substantially increased the Registrant's operating expenses and grew the Registrant's infrastructure to support the Registrant's business plan. As the Registrant continues to execute the Registrant's business plan, these expenses are not expected to increase at the same rate as they did in those years. Given that this is a forward looking statement, it involves risks and uncertainties. The time period involved may differ materially from that indicated as a result of a number of factors.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $70,284 as of December 31, 2006, an increase of $45,300 from December 31, 2005. The Registrant had a working capital deficit of $34,408,526 including all derivative charges as of December 31, 2006 as compared to $14,826,464 including all derivative charges as of December 31, 2005. Cash flows from operations and credit lines from banks are used to fund short-term liquidity and capital needs such as service center parts, salaries, and capital expenditures. For longer-term liquidity needs such as acquisitions, new developments, renovations, and expansions, the Registrant currently relies on asset leasing, loans from the Registrant's investor group, term loans, revolving lines of credit, sale of common stock, and joint venture investors.

         Between January 1 and July 12, 2007, the Registrant obtained an additional $2,200,000 in funding from the Registrant's investor group, with commitments for additional funding.

         The Registrant remains optimistic about its long-term business prospects. However, the Registrant still faces significant obstacles to achieve profitability. The Registrant anticipates that because of its expansion efforts, it will experience substantial increases in revenue that will help it reach profitability during 2008 or 2009. The Registrant has invested a significant amount of its working capital, technical infrastructure, and personnel time in preparing for the anticipated revenue increases.

         The Registrant believes that cash generated from operations and additional financing, either in the form of additional borrowings or the equity market, will be sufficient to meet the Registrant's working capital requirements for the next 12 months. The Registrant's current business plan anticipates that new service center growth will be funded through "Launch Investors." It is anticipated that such Launch Investors will fund the start up of new (A) service center operations each in the approximate amount of $200,000; (B) service center operations with the infrastructure to sell retail products in each in the approximate amount of $550,000; and/or (C) the start up of a new hub and spoke retail mall/remote service center operations each in the approximate amount of $775,000. The Registrant anticipates that they will earn an estimated annual return between 15% and 18% on their investment plus principal repayment over the term of the investment - a minimum of one year and a maximum of three years. The foregoing constitutes forward-looking statements which involve risks and uncertainties, including, without limitation, the substantial risk that the Registrant may be unable to procure additional Launch Investors on reasonable terms, if at all. See "Risk Factors".

RESTATEMENT

         During the first quarter of 2007, the Registrant discovered errors in previously calculated amounts for its derivative liability, loss on derivative instruments, accrued convertible debt non-compliance costs, and costs of reverse merger for the year ended December 31, 2005. The errors resulted in an increase to the derivative liability in the amount of $3,858,710, an increase of loss on the Registrant's derivative instruments in the amount of $816,211, a decrease in accrued debt non-compliance costs of $208,954, and an increase in costs of reverse merger in the amount of $3,039,108.

         During the first quarter of 2007, Midnight discovered errors in the previously recorded amounts, as of December 31, 2005, relating to the reverse merger with Redox Technology Corporation. The errors resulted in an increase to additional paid-in capital and an increase in costs of reverse merger in the amount of $205,563. The Registrant's balance sheet as of December 31, 2005 and its statement of operations for the year then ended have been restated as a result of the above errors.

EQUITY

         The Registrant did not have any proceeds from issuances of Common Stock during the year ended December 31, 2006 and $16,000 was received from the issuance of Common Stock in 2005.

         During the year ended December 31, 2006, the Registrant converted $32,324 of the Registrant's convertible debt and $234,462 of associated embedded derivatives to 7,600,000 shares of the Registrant's common stock.

         During the years ended December 31, 2006 and 2005, no dividends were paid to holders of the Registrant's common stock and the Registrant did not issue any preferred stock.

CAPITAL EXPENDITURES

         The Registrant expects to continue to have access to the capital resources which is crucial in order to expand and develop its business, but no assurances can be given that the Registrant will be able to obtain additional sources of financing on favorable terms, if at all. Future development and acquisition activities will be undertaken as suitable opportunities arise. The Registrant will continue to pursue these activities unless adequate sources of financing are not available or if the Registrant cannot achieve satisfactory returns on its investments.

         An annual capital budget is prepared for each service center that is intended to provide for all necessary recurring and non-recurring capital expenditures. The Registrant believes that operating cash flows from mature operations will provide the necessary funding for these expenditures.

ACQUISITIONS

         During the year ended December 31, 2006, the Registrant performed preliminary due diligence on 4 possible acquisition candidates representing 40 potential service center locations. The preliminary processes identified 3 out of the 4 as meeting the Registrant's criteria for acquisition. During the first quarter of 2007, the Registrant acquired the business of 3 entities - All-Night Auto of Warr Acres, All-Night Auto of Norman, and All-Night Auto of Yukon - for a purchase price of $700,000 plus the assumption of liabilities for the purchase of equipment in the amount of approximately $550,500.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

         The Registrant does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position, or cash flows.

IMPACT OF INFLATION

         The Registrant believes that the impact of inflation and changing prices on its operations will be negligible.

OFF-BALANCE SHEET ARRANGEMENTS

         The Registrant does not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

         Attached hereto and filed as a part of this Annual Report on Form 10-KSB are the Registrant's Consolidated Financial Statements, beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         The Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, the Registrant's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Registrant maintains that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

         At the end of the period covered by this Annual Report on Form 10-KSB, the Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on the foregoing, the Registrant's Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, the Registrant's financial statements for the year ended December 31, 2006, Malone & Bailey, PC identified deficiencies that existed in the design or operation of the Registrant's internal control over financial reporting.

         The deficiencies in the Registrant's internal control related to the accounting for derivative instruments, accounting for equity method investments, expense recognition, and disclosure control deficiencies related to transactions involving discontinued operations and equity method investments. Proper adjustments were made to correct these internal control deficiencies. Disclosure control deficiencies relating to these transactions have been appropriately corrected in this Annual Report on Form 10-KSB. The Registrant is in the process of improving its internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of its accounting staff. These deficiencies have been disclosed to the Board. Additional effort is needed to fully remedy these deficiencies and the Registrant is continuing its efforts to improve and strengthen its control processes and procedures. The Registrant's management and directors will continue to work with its auditors and other outside advisors to ensure that its controls and procedures are adequate and effective.

ITEM 8B. OTHER INFORMATION

MARCH 28, 2007 FINANCING

         On March 28, 2007, the Registrant entered into a Securities Purchase Agreement (the "MARCH 2007 FINANCING AGREEMENT") with a group of affiliated New York-based investment funds (the "PURCHASERS") whereby the Purchasers agreed to purchase and the Registrant agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Registrant in the aggregate principal amount of $350,000 (the "MARCH 2007 FINANCING NOTES"), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 700,000 shares of Common Stock (the "MARCH 2007 FINANCING WARRANTS").

         Each of the March 2007 Financing Notes accrues interest at a rate of 10% per annum and matures on March 28, 2010. Any amount of principal or interest on the March 2007 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the March 2007 Financing Notes until such principal and interest is paid. Each of the March 2007 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the March 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.08 provided that if the Registrant defaults under an obligation to register the shares of Common Stock for which the March 2007 Financing Warrants are exercisable pursuant to the Securities Act at the time of exercise (as discussed below), the March 2007 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the March 2007 Financing Agreement, the parties thereto executed and delivered a registration rights agreement (the "MARCH 2007 FINANCING REGISTRATION RIGHTS AGREEMENT"), pursuant to which the Registrant granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the March 2007 Financing Notes and exercise of the March 2007 Financing Warrants (the "MARCH 2007 FINANCING CONVERSION SHARES").

         Pursuant to the March 2007 Financing Registration Rights Agreement, the Registrant is obligated to (a) register such March 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction and (b) cause such registration statement covering such March 2007 Financing Conversion Shares to be declared effective by the SEC within 120 days of the filing thereof. If the Registrant fails to file such registration statement within 120 days of the closing of the above-referenced transaction or such registration statement is not declared effective by the SEC within 120 days of the filing thereof, then the Registrant is obligated to pay to the Purchasers certain penalties and liquidated damages. The Registrant is currently in default of its obligation under the March 2007 Financing Registration Agreement to file a registration statement covering the March 2007 Financing Conversion Shares, as it tries to comply with its reporting obligations under the Securities and Exchange Act of 1934, as amended (the "EXCHANGE ACT"), prior to registering such March 2007 Financing Conversion Shares, and intends to register such March 2007 Financing Conversion Shares promptly upon achieving compliance under the Exchange Act. On September 5, 2007 the Purchasers forgave the Registrant for any and all accrued penalties or liquidated damages owed to the Purchasers as of such date pursuant to the March 2007 Financing Notes and waived any of its rights under such March 2007 Financing Notes with respect to any and all penalties or liquidated damages until December 31, 2007.

         In order to induce the Purchasers to purchase the March 2007 Financing Notes and the March 2007 Financing Warrants, the Registrant agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated March 28, 2007 (the "MARCH 2007 FINANCING SECURITY AGREEMENT"), granting the Purchasers a security interest in the property of the Registrant, and (ii) an Intellectual Property Security Agreement, dated March 28, 2007 (the "MARCH 2007 FINANCING INTELLECTUAL PROPERTY SECURITY AGREEMENT"), granting the Purchasers a security interest in the intellectual property of the Registrant.

         The Registrant sold and issued the March 2007 Financing Notes and the March 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Registrant considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

MARCH 30, 2007 OKLAHOMA TRANSACTION

         Elite Automotive Group, LLC (the "SELLER") is a Limited Liability Company with three members, Stephen J. Stearman ("SJS"), the majority member, and Paula L. Stearman and James C. Brunson (all three members, collectively, the "MEMBERS"). Seller owned and operated three automotive service and retail sales centers (the "SERVICE CENTERS") located in the Oklahoma towns of Warr Acres, Norman, and Yukon, acting in its capacity as a franchisee of Midnight Auto Franchise Corporation ("MAFC"), which is the affiliate of All Night Auto Stores, Inc. ("ANASI"). Seller owns the real estate on which the Norman and Yukon stores are located, and leases the real estate on which the Warr Acres store is located from an unaffiliated third party.

         The March 30, 2007 transaction (the "MARCH 30, 2007 TRANSACTION") was comprised of:

         (a) An asset purchase agreement dated March 30, 2007 (the "ASSET PURCHASE AGREEMENT") and bill of sale (the "BILL OF SALE")
                  pursuant to which All Night Auto of Oklahoma, Inc. (the "BUYER") bought substantially all of the Seller's non-equipment assets for the purchase price of $700,000, payable in installments, and assumed the Assumed Liabilities, as defined therein and in the related Assignment and Assumption Agreement dated as of March 30, 2007;

         (b) Three non-cancelable equipment lease agreements dated as of March 30, 2007 (the "EQUIPMENT LEASE AGREEMENTS") between Seller, as lessor, and MAFC, as lessee, pursuant to which MAFC rented all of the automotive repair equipment in Seller's Norman, Yukon, and Warr Acres locations for the period commencing March 30, 2007 through July 3, 2009, February 15, 2013, and October 3, 2010, respectively;

         (c) Two lease agreements dated March 30, 2007 (the "LEASE AGREEMENTS"), pursuant to which Seller leased to MAFC its Norman and Yukon properties for $3,700 and $6,350 per month, respectively, for 10-year terms plus renewal terms of up to two five-year periods;

         (d) A sub-sublease agreement, effective March 30, 2007 (the "REAL ESTATE SUB-SUBLEASE AGREEMENT,") pursuant to which Seller's Warr Acres property, which had been leased by Oklahoma Lube Investments, LLC to Oklahoma Lube Associates, L.P. (which in turn had subleased it to Seller), was sub-subleased by Seller to MAFC. The sub-sublease continues until April 30, 2013, and can be renewed or extended by MAFC for two consecutive five-year terms. MAFC is permitted to use the Warr Acres property only for the operation of an auto repair facility under the name "All Night Auto." The Sub-SubLease terminates when MAFC obtains a sublease agreement from Oklahoma Lube Associates, LP;

         (e) An employment and noncompetition agreement dated March 30, 2007 (the "EMPLOYMENT AGREEMENT") between Midnight Holdings Group, Inc. ("MHG"), which is the parent of ANASI and MAFC, and SJS. The Employment Agreement provides for MHG's employment of SJS as MHG's Director of Southwest and West Coast Operations. Pursuant to the Employment Agreement, SJS reports directly to the Director of Sales and Marketing for a two year period, with automatic one year extensions in the absence of notice of an election not to renew. SJS's base compensation is $110,000 with a two percent cost of living adjustment during the second and each of the following years of employment, plus a bonus, payable either in cash or a cashless warrant, once specific operational criteria are met. The non-compete provisions of the Employment Agreement restrict SJS from competing with MHG for a one-year period following termination of his employment with MHG, within a 10-mile radius around any retail store or automotive service center operated, franchised, or supplied by MHG or its affiliates;

         (f) A restricted stock award agreement, made as of March 30, 2007 (the "RESTRICTED STOCK AWARD AGREEMENT"), which in conjunction with the Employment Agreement provides for the grant by MHG to SJS of 1,000,000 shares of restricted common stock of MHG, par value $0.00005 per share (the "COMMON STOCK"). Pursuant to the Restricted Stock Award Agreement, SJS's shares of restricted Common Stock (the "RESTRICTED STOCK") do not vest until March 30, 2009 and require that SJS continuously serve as an employee of MHG during that two year period. However, immediate vesting of the Restricted Stock occurs if SJS's employment is terminated by MHG for other than "GOOD CAUSE" or if SJS terminates his employment with MHG for "GOOD REASON," as those terms are defined in the Employment Agreement;

         (g) A registration rights agreement, dated March 30, 2007 (the "REGISTRATION RIGHTS AGREEMENT"), pursuant to which MHG also granted SJS registration rights with respect to the Restricted Stock. The Registration Rights Agreement granted SJS (a) piggyback registration rights in the event that MHG decides to register any Common Stock held by an MHG officer, director, key employee, or consultant, and (b) demand registration rights if MHG succeeds in qualifying for registration on Form S-3;

         (h) A mutual release dated March 30, 2007 (the "MUTUAL RELEASE"), pursuant to which Seller and the Members, on the one hand, and MHG, MAFC, ANASI, All Night Auto of Yukon, Inc., All Night Auto of Norman, Inc., and All Night Auto of Warr Acres, Inc. (the "MIDNIGHT PARTIES"), on the other hand, each released the other of any liability except for those arising out of the obligations of the parties under the Asset Purchase Agreement;

         (i) A Covenant Not to Compete entered into on March 30, 2007, pursuant to which Seller and the Members agreed not to compete with Buyer for a 5-year period (the "RESTRICTED PERIOD") anywhere within a 10-mile radius around any retail store or automotive service center operated, franchised, or supplied by the Buyer or its affiliates (or potential retail store or automotive service center locations which the Buyer plans to open, build, operate, franchise, or supply as of the end of the Restricted Period if the Buyer has taken more than one affirmative act in effecting such plans) in the State of Oklahoma.

MARCH 30, 2007 NAPERVILLE TRANSACTION

         On  March  30,  2007,  MAFC  and All  Night  Auto of  Naperville,  Inc.
("ANA-NAPERVILLE") entered into a Stock Purchase Agreement pursuant to which MAFC sold all of the outstanding common stock (1,000 shares) of All Night Lube Express of Tinley Park, Inc. ("ALL NIGHT LUBE EXPRESS") to ANA-Naperville. ANA-Naperville is 51% owned by J.C. Walsh, Inc. ("WALSH") and 49% owned by MAFC. MAFC in conjunction with Walsh had been the operator of the day-to-day business operations of All Night Lube Express' store located at 9500 West 179th Street, Tinley Park, Illinois. Walsh agreed to (a) contribute $50,000 to the capital of ANA Naperville; (b) cause All Night Lube Express to enter into an amendment of lease such that the premises where its store is located shall become part of the leased premises between MAFC and ANA-Naperville (which now occupies the premises adjacent to All Night Lube Express's store); and (c) cause ANA Naperville to pay MAFC $50,000.

         In conjunction with the MAFC/ANA Naperville Stock Purchase Agreement, on March 30, 2007 ANASI and ANA-Naperville entered into a Stock Purchase Agreement pursuant to which ANASI sold ANA-Naperville all of the outstanding common stock (1,000 shares) of All Night Auto of Aurora, Inc. ("ANA-AURORA"). MAFC in conjunction with Walsh had been the operator of the day-to-day business operations of ANA-Aurora's store located at 989 S. Eola Road, Aurora, Illinois. Walsh agreed to (a) contribute $50,000 to the capital of ANA-Naperville; (b) cause ANA-Naperville (as subtenant) to enter into a sublease agreement (the "SUBLEASE AGREEMENT") with MAFC (as sublandlord) for the premises currently occupied by ANA-Aurora; and (c) cause ANA-Naperville to pay ANASI $50,000.

         In conjunction with the above-referenced Stock Purchase Agreements, on March 30, 2007 MAFC and ANA-Naperville entered into a Sublease Agreement pursuant to which MAFC, which had previously leased the premises located at 989
S. Eola Road, Aurora, Illinois (the "AURORA PROPERTY") from MMPK, LLC (such lease, the "MASTER LEASE"), subleased the Aurora Property to ANA-Naperville for the period from March 30, 2007 through July 14, 2031 (the "TERM"). ANA-Naperville agreed to accept and be bound by all terms and conditions imposed upon MAFC as lessee pursuant to the Master Lease during the Term.

MAY 1, 2007 FINANCING

         On May 1, 2007, the Registrant entered into a Securities Purchase Agreement (the "MAY 2007 FINANCING AGREEMENT") with the Purchasers whereby the Purchasers agreed to purchase and the Registrant agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Registrant in the aggregate principal amount of $450,000 (the "MAY 2007 FINANCING NOTES"), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 900,000 shares of Common Stock (the "MAY 2007 FINANCING WARRANTS").

         Each of the May 2007 Financing Notes accrues interest at a rate of 10% per annum and matures on May 1, 2010. Any amount of principal or interest on the May 2007 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the May 2007 Financing Notes until such principal and interest is paid. Each of the May 2007 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the May 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.08 provided that if the Registrant defaults under an obligation to register the shares of Common Stock for which the May 2007 Financing Warrants are exercisable pursuant to the Securities Act at the time of exercise (as discussed below), the May 2007 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the May 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "MAY 2007 FINANCING REGISTRATION RIGHTS AGREEMENT"), pursuant to which the Registrant granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the May 2007 Financing Notes and exercise of the May 2007 Financing Warrants ("MAY 2007 FINANCING CONVERSION SHARES").

         In order to induce the Purchasers to purchase the May 2007 Financing Notes and the May 2007 Financing Warrants, the Registrant agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated May 1, 2007 (the "MAY 2007 FINANCING SECURITY AGREEMENT"), granting the Purchasers a security interest in the property of the Registrant, and (ii) an Intellectual Property Security
Agreement, dated May 1, 2007 (the "MAY 2007 FINANCING INTELLECTUAL PROPERTY SECURITY AGREEMENT"), granting the Purchasers a security interest in the intellectual property of the Registrant.

         Pursuant to the May 2007 Financing Registration Rights Agreement, the Registrant is obligated to (a) register such May 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction and (b) cause such registration statement covering such May 2007 Financing Conversion Shares to be declared effective by the SEC within 120 days of the filing thereof. If the Registrant fails to file such registration statement within 120 days of the closing of the above-referenced transaction or such registration statement is not declared effective by the SEC within 120 days of the filing thereof, then the Registrant is obligated to pay to the Purchasers certain penalties and liquidated damages. The Registrant is currently in default of its obligation under the May 2007 Financing Registration Agreement to file a registration statement covering the May 2007 Financing Conversion Shares, as it tries to comply with its reporting obligations under the Exchange Act prior to registering such May 2007 Financing Conversion Shares, and intends to register such May 2007 Financing Conversion Shares promptly upon achieving compliance under the Exchange Act. On September 5, 2007 the Purchasers forgave the Registrant for any and all accrued penalties or liquidated damages owed to the Purchasers as of such date pursuant to the May 2007 Financing Notes and waived any and all of its rights under such May 2007 Financing Notes with respect to any penalties or liquidated damages until December 31, 2007.

         The Registrant sold and issued the May 2007 Financing Notes and the May 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Registrant considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

JUNE 15, 2007 FINANCING

         On June 15, 2007, the Registrant entered into a Securities Purchase Agreement (the "JUNE 2007 FINANCING AGREEMENT") with the Purchasers whereby the Purchasers agreed to purchase and the Registrant agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Registrant in the aggregate principal amount of $150,000 (the "JUNE 2007 FINANCING NOTES"), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 300,000 shares of Common Stock (the "JUNE 2007 FINANCING WARRANTS").

         Each of the June 2007 Financing Notes accrues interest at a rate of 10% per annum and matures on June 15, 2010. Any amount of principal or interest on the June 2007 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the June 2007 Financing Notes until such principal and interest is paid. Each of the June 2007 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the June 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.08 provided that if the Registrant defaults under an obligation to register the shares of Common Stock for which the June 2007 Financing Warrants are exercisable pursuant to the Securities Act at the time of exercise (as discussed below), the June 2007 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the June 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "JUNE 2007 FINANCING REGISTRATION RIGHTS AGREEMENT"), pursuant to which the Registrant granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the June 2007 Financing Notes and exercise of the June 2007 Financing Warrants ("JUNE 2007 FINANCING CONVERSION Shares"). Pursuant to the June 2007 Financing Registration Rights Agreement, the Registrant is obligated, within 120 days from the date of Closing (as defined in the June 2007 Financing Agreement), to file with the SEC a registration statement covering the resale of the June 2007 Financing Conversion Shares.

         In order to induce the Purchasers to purchase the June 2007 Financing Notes and the June 2007 Financing Warrants, the Registrant agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated June 15, 2007 (the "JUNE 2007 FINANCING SECURITY AGREEMENT"), granting the Purchasers a security interest in the property of the Registrant, and (ii) an Intellectual Property Security Agreement, dated June 15, 2007 (the "JUNE 2007 FINANCING INTELLECTUAL PROPERTY SECURITY AGREEMENT"), granting the Purchasers a security interest in the intellectual property of the Registrant.

         Pursuant to the June 2007 Financing Registration Rights Agreement, the Registrant is obligated to (a) register such June 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction and (b) cause such registration statement covering such June 2007 Financing Conversion Shares to be declared effective by the SEC within 120 days of the filing thereof. If the Registrant fails to file such registration statement within 120 days of the closing of the above-referenced transaction or such registration statement is not declared effective by the SEC within 120 days of the filing thereof, then the Registrant is obligated to pay to the Purchasers certain penalties and liquidated damages. On September 5, 2007, the Purchasers agreed to forgive the Registrant for any and all accrued penalties or liquidated damages that it might come to owe the Purchasers pursuant to the June 2007 Financing Notes, and waived any and all of its rights under such June 2007 Financing Notes with respect to any penalties or liquidated damages until December 31, 2007.

         The Registrant sold and issued the June 2007 Financing Notes and the June 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Registrant considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

JULY 2, 2007 FINANCING

         On July 2, 2007, the Registrant entered into a Securities Purchase Agreement (the "JULY 2007 FINANCING AGREEMENT") with the Purchasers whereby the Purchasers agreed to purchase and the Registrant agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Registrant in the aggregate principal amount of $150,000 (the "JULY 2007 FINANCING NOTES"), convertible into shares of Common Stock, and (ii)

Stock Purchase Warrants exercisable for an aggregate of 300,000 shares of Common Stock (the "JULY 2007 FINANCING WARRANTS").

         Each of the July 2007 Financing Notes accrues interest at a rate of 10% per annum and matures on July 2, 2010. Any amount of principal or interest on the July 2007 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the July 2007 Financing Notes until such principal and interest is paid. Each of the July 2007 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the July 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.08 provided that if the Registrant defaults under an obligation to register the shares of Common Stock for which the July 2007 Financing Warrants are exercisable pursuant to the Securities Act at the time of exercise (as discussed below), the July 2007 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the July 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "JULY 2007 FINANCING REGISTRATION RIGHTS AGREEMENT"), pursuant to which the Registrant granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the July 2007 Financing Notes and exercise of the July 2007 Financing Warrants ("JULY 2007 FINANCING CONVERSION Shares"). Pursuant to the July 2007 Financing Registration Rights Agreement, the Registrant is obligated, within 120 days from the date of Closing (as defined in the July 2007 Financing Agreement), to file with the SEC a registration statement covering the resale of the July 2007 Financing Conversion Shares.

         In order to induce the Purchasers to purchase the July 2007 Financing Notes and the July 2007 Financing Warrants, the Registrant agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated July 2, 2007 (the "JULY 2007 FINANCING SECURITY AGREEMENT"), granting the Purchasers a security interest in the property of the Registrant, and (ii) an Intellectual Property Security Agreement, dated July 2, 2007 (the "JULY 2007 FINANCING INTELLECTUAL PROPERTY SECURITY AGREEMENT"), granting the Purchasers a security interest in the intellectual property of the Registrant.

         Pursuant to the July 2007 Financing Registration Rights Agreement, the Registrant is obligated to (a) register such July 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction and (b) cause such registration statement covering such July 2007 Financing Conversion Shares to be declared effective by the SEC within 120 days of the filing thereof. If the Registrant fails to file such registration statement within 120 days of the closing of the above-referenced transaction or such registration statement is not declared effective by the SEC within 120 days of the filing thereof, then the Registrant is obligated to pay to the Purchasers certain penalties and liquidated damages. On September 5, 2007, the Purchasers agreed to forgive the Registrant for any and all accrued penalties or liquidated damages that it might come to owe the Purchasers pursuant to the July 2007 Financing Notes, and waived any and all of its rights under such July 2007 Financing Notes with respect to any penalties or liquidated damages until December 31, 2007.

         The Registrant sold and issued the July 2007 Financing Notes and the July 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Registrant considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

AUGUST 15, 2007 FINANCING

         On August 15, 2007, the Registrant entered into a Securities Purchase Agreement (the "AUGUST 2007 FINANCING AGREEMENT") with the Purchasers whereby the Purchasers agreed to purchase and the Registrant agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Registrant in the aggregate principal amount of $400,000 (the "AUGUST 2007 FINANCING NOTES"), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 800,000 shares of Common Stock (the "AUGUST 2007 FINANCING WARRANTS").

         Each of the August 2007 Financing Notes accrues interest at a rate of 10% per annum and matures on August 15, 2010. Any amount of principal or interest on the August 2007 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the August 2007 Financing Notes until such principal and interest is paid. Each of the August 2007 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount of 20% to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

         Each of the August 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.08 provided that if the Registrant defaults under an obligation to register the shares of Common Stock for which the August 2007 Financing Warrants are exercisable pursuant to the Securities Act at the time of exercise (as discussed below), the August 2007 Financing Warrants may be exercised on cashless basis.

         Contemporaneous with the execution and delivery of the August 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the "AUGUST 2007 FINANCING REGISTRATION RIGHTS AGREEMENT"), pursuant to which the Registrant granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the August 2007 Financing Notes and exercise of the August 2007 Financing Warrants ("AUGUST 2007 FINANCING CONVERSION SHARES"). Pursuant to the August 2007 Financing Registration Rights Agreement, the Registrant is obligated, within 120 days from the date of Closing (as defined in the August 2007 Financing Agreement), to file with the SEC a registration statement covering the resale of the August 2007 Financing Conversion Shares.

         In order to induce the Purchasers to purchase the August 2007 Financing Notes and the August 2007 Financing Warrants, the Registrant agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated August 15, 2007 (the "AUGUST 2007 FINANCING SECURITY AGREEMENT"), granting the Purchasers a security interest in the property of the Registrant, and (ii) an Intellectual Property Security Agreement, dated August 15, 2007 (the "AUGUST 2007

FINANCING INTELLECTUAL PROPERTY SECURITY AGREEMENT"), granting the Purchasers a security interest in the intellectual property of the Registrant.

         Pursuant to the August 2007 Financing Registration Rights Agreement, the Registrant is obligated to (a) register such August 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction and (b) cause such registration statement covering such August 2007 Financing Conversion Shares to be declared effective by the SEC within 120 days of the filing thereof. If the Registrant fails to file such registration statement within 120 days of the closing of the above-referenced transaction or such registration statement is not declared effective by the SEC within 120 days of the filing thereof, then the Registrant is obligated to pay to the Purchasers certain penalties and liquidated damages. On September 5, 2007, the Purchasers agreed to forgive the Registrant for any accrued penalties or liquidated damages that it might come to owe the Purchasers pursuant to the August 2007 Financing Notes, and waived any of their rights under such August 2007 Financing Notes with respect to any penalties or liquidated damages until December 31, 2007.

         The Registrant sold and issued the August 2007 Financing Notes and the August 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Registrant considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

FORGIVENESS OF PENALTIES

         On September 5, 2007, the Purchasers forgave the Registrant for any and all accrued penalties or liquidated damages owed, or that it might come to owe, to the Purchasers as of such date pursuant to any of the Callable Secured Convertible Notes sold to the Purchasers by the Registrant (as described above) and waived any of its rights under such Callable Secured Convertible Note with respect to any penalties or liquidated damages owed, or that it might come to owe, to the Purchasers until December 31, 2007.

EQUITY CONVERSION

         During the period from January 1, 2007 through August 17, 2007, Midnight converted $25,591 of its convertible debt to 13,550,000 shares of its Common Stock. The Registrant issued such shares of Common Stock upon the partial conversion of certain Senior Convertible Notes issued in April 2004 in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Registrant considered that the transaction was the result of a non-public offering (for which no advertisements or solicitations were made) to the Purchasers, who are an affiliated group of four "accredited investors" (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information with respect to the individuals who are the current directors and executive officers of the Registrant.

NAME                              AGE       POSITION
----                              ---       --------

Nicholas A. Cocco                  42       President,  Chief Executive Officer,
                                            and Director
Richard J. Kohl                    37       Executive Vice President of Finance,
                                            Secretary, and Chief
                                            Financial Officer
Earl Diem                          44       Chief Operating Officer
Richard Pulford                    61       Director

         NICHOLAS A. COCCO. President, Chief Executive Officer, and Director. Since December 30, 2005, Mr. Cocco has been the President, Chief Executive Officer, and Director of the Registrant. Since March 2004, Mr. Cocco has been the Chief Executive Officer, President, and Director of Midnight Auto Holdings, Inc., Midnight Auto Franchise Corp., and All Night Auto(R) Stores, Inc. From October 2001 to December 2003 he was the Global Chief Technology Officer in the Integrated Service Solutions Group at Delphi Corporation, a multi-national provider in mobile electronics and transportation components and systems technology. From July 1996 to October 2001, Mr. Cocco was the Chief Executive Officer and Chairman of Automotive Technical Resources, Incorporated ("ATRi"). In 1996, Mr. Cocco received a Bachelor's Degree in Business from National-Louis University. In 1995, he received an Associate of Sciences from Northern Virginia Community College. Mr. Cocco is a member of the Society of Automotive Engineers, National Institute for Automotive Service Excellence, and the Berklee College of Music Alumni.

         EARL DIEM. Chief Operating Officer. Since August 28, 2006, Mr. Diem has been the Chief Operating Officer of the Registrant. Mr. Diem is a 27-year automotive industry veteran and is ASE Master Certified, including L1 & L2 Advanced Certifications, and has 10 years of OE dealership service experience. Mr. Diem has 5 patents in computer-aided automotive diagnostics and Information Systems. From October 2001 through August 2006, Mr. Diem was Director of Engineering for Delphi Corporations, Integrated Service Solutions division. Prior to that, Mr. Diem was Chief Technology Officer for Automotive Technical Resources, Inc. Mr. Diem has an AAS in Automotive Technology, a BS in Business Administration, and is currently finishing his Masters Degree at Walsh College.

         RICHARD J. KOHL. Chief Financial Officer, Secretary, and Executive Vice President of Finance. Since December 30, 2005, Mr. Kohl has been the Executive Vice President of the Registrant. Since January 25, 2006, Mr. Kohl has been the Chief Financial Officer of the Registrant. Since February 27, 2006, Mr. Kohl has been the Secretary of the Registrant. Since March 2004, Mr. Kohl has been the Executive Vice President and Chief Operating Officer of Midnight Auto Holdings, Inc., Midnight Auto Franchise Corp., and All Night Auto(R) Stores, Inc. From 1997 to March 2004, Mr. Kohl was the President and Treasurer of Midnight Auto, Inc. From July 2000 to March 2004, Mr. Kohl was the President and Treasurer of All Night Auto(R) GPP, Inc. In 1992, Mr. Kohl received a Bachelor's Degree in Accounting from Walsh College.

In 1989, Mr. Kohl received his Associate of Science Degree in Accounting and General Business from Macomb Community College.

         RICHARD PULFORD. Director. Since December 30, 2005, Mr. Pulford has been a director of the Registrant. Since March 2004, Mr. Pulford was a director of Midnight Auto Holdings, Inc. He serves as President of Corporate Strategies, Inc., ("CSI"), since founding it in 1981. CSI provides investment banking services in the Great Lakes region of the United States. Under Mr. Pulford's direction, CSI provides equity capital fund-raising services for technology and automotive based companies. Mr. Pulford also operates in a sales consultant capacity to the automotive industry for a variety of technology companies. Prior to forming CSI, Mr. Pulford owned and operated a consulting practice specializing in financing of mergers and acquisitions for operating companies. Mr. Pulford has an MBA in Finance. Mr. Pulford is also a director of two other public companies, IBSS and Performance Efficiency Corporation.

         Each of the Registrant's directors is elected for a period of 1 year at the Registrant's annual meeting of stockholders, and serves until the next meeting or until his/her respective successor is duly elected and qualified. Each executive officer of the Registrant serves at the discretion of the Board and holds office until his/her successor is elected or until his/her earlier resignation or removal in accordance with the Registrant's certificate of incorporation and by-laws. Richard Pulford is to receive $60,000 for serving as a director. The Board may also appoint additional directors up to the maximum number permitted under the by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

         There have been no events under any bankruptcy act, no criminal proceedings, and no judgments, injunctions, orders, or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter, or control person of the Registrant during the past 5 years.

         The Board does not have a separate Compensation Committee, Audit Committee, or Nominating Committee. All of the members of the Board are acting as the Registrant's audit committee. None of the members of the Board is deemed an audit committee financial expert. The Registrant is in the process of searching for the appropriate candidate to be the Registrant's audit committee financial expert. The Board plans to expand the number of members on the Board and create an independent Compensation Committee, Audit Committee, and Nominating Committee once the Registrant has found the appropriate candidates.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Registrant's directors and officers, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish the Registrant with copies of all the
Section 16(a) forms they file.

         Based solely on the Registrant's review of the copies of the forms received by it during the fiscal year ended December 31, 2006 and written representations that no other reports were required, the Registrant believes that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of the Registrant's Common Stock complied with all Section 16(a) filing requirements during such fiscal year, except with respect to the following individuals who have not made timely filings on Form 3 or Form 5 for the fiscal year ended December 31, 2006: Nicholas Cocco, Richard Kohl, and Richard Pulford.

CODE OF ETHICS

         The Registrant adopted a Code of Ethics on September 15, 2006 that applies to its officers, employees, and directors, including its principal executive officers, principal financial officers, and principal accounting officers. Prior thereto, the Registrant had no formal, written code of ethics. The code of ethics sets forth written standards that are designated to deter wrongdoing and to promote:

             o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

             o Full, fair, accurate, timely, and understandable disclosure in reports and documents that a the Registrant file with, or submit to, the SEC and in other public communications made by the Registrant;

             o Compliance with applicable governmental laws, rules, and regulations;

             o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code of ethics; and

             o    Accountability for adherence to the code of ethics.


ITEM 10.   EXECUTIVE COMPENSATION

-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
                                 ANNUAL                                    LONG-TERM
                              COMPENSATION                                COMPENSATION
-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------

                                                                             AWARDS                       PAYOUTS

-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
        (a)           (b)        (c)            (d)           (e)             (f)              (g)          (h)           (i)
-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
 NAME & PRINCIPAL     YEAR     SALARY          BONUS      OTHER ANNUAL     RESTRICTED      SECURITIES      LTIP        ALL OTHER
     POSITION                                             COMPENSATION    STOCK AWARDS     UNDERLYING     PAYOUTS     COMPENSATION
                                                                                          OPTIONS/SARS
-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
Nicholas A. Cocco    2006      $185,000/yr.      $0           N/A             N/A              N/A          N/A           N/A
                     ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
President & CEO (1)  2005      $185,000/yr.   $16,273         N/A             N/A              N/A          N/A           N/A
-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
Richard J. Kohl      2006      $185,000/yr.      $0           N/A             N/A              N/A          N/A           N/A
                     ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
Former EVP -         2005      $185,000/yr.   $14,601         N/A             N/A              N/A          N/A           N/A
Operations & COO;
Current CFO & EVP
- Finance (2)
-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------

-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
                                 ANNUAL                                    LONG-TERM
                              COMPENSATION                                COMPENSATION
-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------

                                                                             AWARDS                       PAYOUTS

-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
        (a)           (b)        (c)            (d)           (e)             (f)              (g)          (h)           (i)
-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
 NAME & PRINCIPAL     YEAR     SALARY          BONUS      OTHER ANNUAL     RESTRICTED      SECURITIES      LTIP        ALL OTHER
     POSITION                                             COMPENSATION    STOCK AWARDS     UNDERLYING     PAYOUTS     COMPENSATION
                                                                                          OPTIONS/SARS
-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
Dennis Spencer, Jr.  2006      $185,000/yr.          $0       N/A             N/A              N/A          N/A           N/A
                     ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
Former VP -          2005      $185,000/yr.     $15,572       N/A             N/A              N/A          N/A           N/A
Facilities &
Development (3)
-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
Arthur G. Veenstra   2006      $125,000/yr.          $0       N/A             N/A              N/A          N/A           N/A
                     ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
Former EVP -         2005      $125,000/yr.     $14,056       N/A             N/A              N/A          N/A           N/A
Finance & CFO (4)
-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
Russell Bailey       2006               N/A         N/A       N/A             N/A              N/A          N/A           N/A
                     ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
Former COO (5)       2005               N/A         N/A       N/A             N/A              N/A          N/A           N/A
-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
Earl Diem            2006     $130,000/year         N/A       N/A             N/A              N/A          N/A           N/A
                     ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------
COO (6)              2005               N/A         N/A       N/A             N/A              N/A          N/A           N/A
-------------------- ------ ---------------- ----------- --------------- --------------- --------------- ---------- ----------------

    (1) Mr. Nicolas A. Cocco ("COCCO") became the President and Chief Executive Officer of the Registrant on December 30, 2005 in connection with the Share Exchange. On January 12, 2007, the Registrant entered into an employment agreement with Cocco (the "COCCO AGREEMENT"), which has an initial term of 3 years, subject to automatic one-year renewals unless terminated by Cocco or the Registrant upon at least 90 days notice prior to the end of the then scheduled expiration date.

    (2) Mr. Richard J. Kohl ("KOHL") was the Executive Vice-President of Operations and Chief Operating Officer of the Registrant from December 30, 2005 to March 1, 2006. Kohl became the Chief Financial Officer of the Registrant on January 25, 2006. On January 12, 2007, the Registrant entered into an employment agreement with Kohl (the "KOHL AGREEMENT"), which has an initial term of 3 years, subject to automatic 1-year renewals unless terminated by Cocco or the Registrant upon at least 90 days notice prior to the end of the then scheduled expiration date.

    (3) Mr. Dennis Spencer, Jr. was the Vice-President of Facilities and Development of the Registrant from December 30, 2005 to February 27, 2006.

    (4) Mr. Arthur G. Veenstra was the Executive Vice-President of Finance and the Chief Financial Officer of the Registrant from December 30, 2005 to January 25, 2006.

    (5) Mr. Russell Bailey ("BAILEY") was the Chief Operating Officer of the Registrant from March 1, 2006 to August 28, 2006, and for the year ended December 31, 2005, Mr. Bailey received no compensation. The
         Registrant entered into a consulting agreement with Bailey (the "CONSULTING AGREEMENT"), which became effective as of April 3, 2006 but was mutually terminated on December 31, 2006.

    (6) Mr. Diem became the Chief Operating Officer of the Registrant on August 28, 2006.

OPTION GRANTS TO EXECUTIVE OFFICERS IN THE LAST YEAR

         The Registrant currently has no stock option plan and no options were granted in the fiscal years ended December 31, 2006 or December 31, 2005.

COMPENSATION OF DIRECTORS

         The Registrant's directors are elected for a period of one year at the Registrant's annual meeting of stockholders and serve until the next meeting or until his or her respective successor is duly elected and qualified. As of the date hereof, Registrant has not held an annual meeting of its stockholders, but intends to conduct such a meeting during the course of the current fiscal year. Each executive officer of the Registrant serves at the discretion of the Board and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with the Registrant's certificate of incorporation and by-laws. Richard Pulford is to receive $60,000 for serving as a director and a warrant to purchase 150,000 shares of common stock of the Registrant. The Board may also appoint additional directors up to the maximum number permitted under the by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

EMPLOYMENT AGREEMENTS

THE SCOTT GROUP AND OCEAN AVENUE ADVISORS CONSULTING AGREEMENT

The Registrant entered into a consulting agreement on December 20, 2005 with The Scott Group and Ocean Avenue Advisors (the "SCOTT-OCEAN AGREEMENT"), which modified an earlier consulting agreement among the same entities. The Scott-Ocean Agreement called for the consultants to identify opportunities to raise capital to support Midnight's ongoing operations, among other things. The Scott-Ocean Agreement calls for a fee of $261,000, of which $73,750 and $186,000 were outstanding at December 31, 2006 and 2005, respectively. In addition, pursuant to the Scott-Ocean Agreement, The Scott Group and Ocean Avenue Advisors received 125,000 warrants each, exercisable for a period commencing June 30, 2006 and ending 5 years from date of issuance, and exercisable at a price equal to the average of the holding period trading price per share.

BAILEY CONSULTING AGREEMENT

         The Registrant had a consulting agreement (the "CONSULTING AGREEMENT") with Russell Bailey, its former Chief Operating Officer, effective as of April 3, 2006, pursuant to which Mr. Bailey performed consulting services for the Registrant and was paid $159,984 per annum for his services (the "Services"), which represents a rate of $6,666 per pay period, based on 24 pay periods per calendar year.

 Mr. Bailey was required to commit 20 hours per week in connection with the performance of the Services. The Consulting Agreement contained restrictive covenants with respect to non-competition, non-solicitation, confidentiality, and assignment of intellectual property. This agreement was mutually terminated on December 31, 2006.

DIEM EMPLOYMENT AGREEMENT

         The Registrant entered into an employment letter agreement with Mr. Diem, effective as of August 28, 2006, pursuant to which Mr. Diem received $130,000 base salary per annum. This figure was increased to $185,000 on January 12, 2007 and 1,000,000 shares of restricted Common Stock, par value $0.00005 per share, vesting on the second anniversary of Mr. Diem's employment with the Registrant. Based upon Mr. Diem's performance of exceeding or meeting certain criteria, Mr. Diem will be entitled to an annual bonus payable in cash or cashless warrants. Additionally, Mr. Diem will be entitled to health care benefits that the Registrant offers to its employees. If Mr. Diem resigns or is terminated for cause prior to the vesting or prior to the completion of any annual period, he will forfeit his right to any unpaid bonuses and/or stock granted.

COCCO EMPLOYMENT AGREEMENT

         On January 12, 2007, the Registrant entered into an employment agreement with Mr. Nicolas A. Cocco ("COCCO"), its President and Chief Executive Officer (the "COCCO AGREEMENT"). The Cocco Agreement has an initial term of 3 years, subject to automatic one-year renewals unless terminated by Cocco or the Registrant upon at least 90 days notice prior to the end of the then scheduled expiration date.

         The Cocco Agreement provides for a base annual salary of (a) $275,000 during the first year of the Cocco Agreement (the "FIRST YEAR BASE SALARY"), (b) $355,000 during the second year of the Cocco Agreement, and (c) $395,000 during the third year of the Cocco Agreement and for the remainder of the term of the Cocco Agreement. In addition, Cocco's base salary will be subject to review annually by the Board and may be increased (but not decreased) based upon: (i) salaries being paid to executives at companies comparable to the Registrant and
(ii) achievement of gross sales targets established by the Board. The Registrant will also provide to Cocco a company-owned or leased vehicle suitable and appropriate for Cocco to perform his duties under the Cocco Employment
Agreement. Cocco is permitted to use the company-owned or leased vehicle for personal use so long as it is not used for any purpose that violates applicable law or is detrimental to the Registrant. In lieu of a company-owned or leased vehicle, but only with the consent of Cocco, the Registrant may pay an automobile allowance to Cocco in an amount sufficient to provide Cocco with such company-owned or leased vehicle.

         The Cocco Agreement provides for the required payment of a cash bonus of:

         1. 50% of the First Year Base Salary in the first year of the Cocco Agreement (in addition to other cash bonuses that may be earned under the Cocco Agreement) if the Registrant has Overall System Wide Sales (as defined in the Cocco Agreement) of at least $5,800,000 for the fiscal year ended December 31, 2007.

         2. 50% of the First Year Base Salary in the first year of the Cocco Agreement (in addition to other cash bonuses that may be earned under the Cocco Agreement) if each of the following objectives are met by the Registrant by the end of fiscal year ending December 31, 2007:

                  a. Establishment of new relationships or maintenance of existing relationships necessary to finance the current operations of the Registrant;

                  b. Increase of the number of All Night Auto branded facility operations by a minimum of 30%; and

                  c. Increase of Overall System Wide Sales by a minimum of 25%.

         3. 25% of the First Year Base Salary in the first year of the Cocco Agreement (in addition to other cash bonuses that may be earned under the Cocco Agreement) if the Registrant meets each of the following objectives by the end of the fiscal year ended December 31, 2007:

                  a. Increase of the gross revenues of the Registrant by at least 20%; and

                  b. Increase of the Midnight Auto Franchise Corp. Revenues (as defined in the Cocco Agreement) by at least 15%.

         The Cocco Agreement provides for payment of a discretionary bonus following the end of each fiscal year of the Registrant. In addition, the Cocco Agreement provides that cash bonuses for fiscal years ending December 31, 2008 and December 31, 2009 will be based upon certain financial and business milestones as established by the Board (or committee thereof) after consultation with Cocco prior to each anniversary of the Cocco Agreement.

         The Cocco Agreement provides for the grant under a stock option plan to be adopted by the Registrant to Cocco of stock options to acquire shares of Common Stock in an aggregate amount equal to 18.9% of the Registrant's issued and outstanding capital stock as of the date of the Cocco Agreement. Without giving effect to any conversion of debt into equity by the Purchasers, Mr. Cocco would own in excess of 30% of the Registrant's issued and outstanding Common Stock if such stock options were exercised in total. The stock options vest, if at all, in equal annual installments, over the initial 3-year term of the Cocco Agreement. The stock options will be exercisable for 5 years and have an exercise price equal to 110% of the fair market value per share of the Common Stock as of the date of grant. In connection with such grant, Cocco has agreed to enter into the Registrant's standard stock option agreement which will incorporate the foregoing vesting schedule. The stock options may not be assigned or otherwise transferred by Cocco, except as provided in such stock option plan or by law.

         The Cocco Agreement provides that if the Registrant terminates Cocco's employment without Good Cause (as defined in the Cocco Agreement), Cocco is entitled to the following severance: (a) his base salary for the remainder of the initial term of the Cocco Agreement or the then current renewal term; (b) an amount equal to three months of Cocco's then current base annual salary, which is payable in cash within 30 days of his termination without Good Cause; (c) his employee benefit plans, if any, for the remainder of the initial term of the Cocco Agreement or the then current renewal term; and (d) all stock options that are scheduled to vest during the initial term of the Cocco Agreement will be accelerated and deemed to have vested as of the date of Cocco's termination without Good Cause. All stock options that have vested (or been deemed to have vested) as of the date of Cocco's termination without Good Cause will remain exercisable for a period of 90 days.

         The Cocco Agreement provides that if Cocco's employment is terminated due to his death or Total Disability (as defined in the Cocco Agreement), then Cocco is entitled to the following severance: (a) his then current base salary through the date of death or Total Disability and for the 6-month period immediately following the date of death or Total Disability and any other accrued and unpaid benefits and (b) any stock options that are scheduled to vest on the next succeeding anniversary of the Cocco Agreement will be accelerated and deemed to have vested as of the date of Cocco's death or Total Disability. Stock options that have not vested, if any, after the vesting described in the preceding sentence, will be forfeited to the Registrant. Stock Options that have vested (or been deemed to have vested) as of the date of Cocco's death or Total Disability will remain exercisable for one year following such date.

         The Cocco Agreement provides that if the Registrant terminates Cocco's employment due to a Termination Without Cause Pursuant to a Merger (as defined in the Cocco Agreement), then Cocco is entitled to the following severance: (a) his base salary through the date of the Termination Without Cause Pursuant to a Merger and for a period of 6 months thereafter; (b) an amount equal to the pro rata portion (based upon a 365 day year) of any cash bonuses which Cocco is entitled to receive under the Cocco Agreement, if any; and (c) all stock options that are scheduled to vest during the initial term of the Cocco Agreement will be accelerated and deemed to have vested as of the date of Cocco's Termination Without Cause Pursuant to Merger. Stock Options that have vested (or been deemed to have vested) as of the date of such termination will remain exercisable for a period of ninety (90) days.

         As partial  consideration for the severance provisions contained in the
Cocco  Agreement,   Cocco  has  also  agreed  to  certain   non-competition  and
non-solicitation provisions contained in the Cocco Agreement.

         To the extent that it becomes necessary for Cocco to make personal guarantees to various customers, clients, vendor, suppliers, or other persons or entities in order to induce such persons or entities to initiate or continue relations with the Registrant, the Registrant has agreed to indemnify Cocco for, and hold him harmless against, any personal guarantee made to any such customer, client, vendor, supplier, or other person or entity. In addition, if Cocco's employment is terminated for any reason, the Registrant has further agreed to cause any customer, client, vendor, supplier, or other person or entity receiving such personal guarantee to release Cocco from such personal guarantee.

         The Registrant has also agreed, subject to compliance with procedures of the Registrant, to reimburse Cocco for all reasonable, ordinary, and necessary travel, entertainment, meal, and lodging expenses incurred by Cocco on behalf of the Registrant during the term of the Cocco Agreement. Cocco is entitled to participate under any pension, salary deferral or profit sharing plan now existing or hereafter created for employees of the Registrant upon terms and conditions equivalent to those which the Registrant may provide for other key management employees.

KOHL EMPLOYMENT AGREEMENT

         On January 12, 2007, the Registrant entered into an employment agreement with Mr. Richard J. Kohl ("KOHL"), its Vice President and Chief Financial Officer (the "KOHL AGREEMENT"). The Kohl Agreement has an initial term of 3 years, subject to automatic 1-year renewals unless terminated by Cocco or the Registrant upon at least 90 days notice prior to the end of the then scheduled expiration date.

         The Kohl Agreement provides for a base annual salary of $200,000, which is subject to review annually by the Registrant and may be increased or decreased based on: (a) salaries being paid to executives at companies comparable to the Registrant and (b) achievement of gross and net profit management as established by the Registrant. The Kohl Agreement has an initial term of 3 years, subject to automatic 1-year renewals unless terminated by Kohl or the Registrant upon at least 90 days notice prior to the end of the then scheduled expiration date.

         The Kohl Agreement provides for payment of a discretionary bonus following the end of each fiscal year of the Registrant of up to 50% of Kohl's then current base annual salary.

         The Kohl Agreement provides for the grant under a stock option plan to be adopted by the Registrant to Kohl of stock options to acquire shares of Common Stock in an aggregate amount equal to 2.5% of the Registrant's issued and outstanding capital stock as of the date of the Kohl Agreement. Without giving effect to any conversion of debt into equity by the Purchasers, Mr. Kohl would own in excess of 20% of the Registrant's issued and outstanding Common Stock if such stock options were exercised in total. The stock options vest, if at all, in equal annual installments, over the initial 3 year term of the Kohl Agreement. The stock options will be exercisable for 5 years and have an exercise price equal to 110% of the fair market value per share of the Common Stock as of the date of grant. In connection with such grant, Kohl has agreed to enter into the Registrant's standard stock option agreement which will incorporate the foregoing vesting schedule. The stock options may not be assigned or otherwise transferred by Kohl, except as provided in such stock option plan or by law.

         The Kohl Agreement provides that if the Registrant terminates Kohl's employment without Good Cause (as defined in the Kohl Agreement), Kohl is entitled to the following severance: (a) his base salary for the remainder of the initial term of the Kohl Agreement or the then current renewal term; (b) an amount equal to 3 months of Kohl's then current base annual salary, which is payable in cash within 30 days of his termination without Good Cause; (c) his employee benefit plans, if any, for the remainder of the initial term of the Kohl Agreement or the then current renewal term; and (d) all stock options that are scheduled to vest during the initial term of the Kohl Agreement will be accelerated and deemed to have vested as of the date of Kohl's termination without Good Cause. All stock options that have vested (or been deemed to have vested) as of the date of Kohl's termination without Good Cause will remain exercisable for a period of 90 days.

         The Kohl Agreement provides that if Kohl's employment is terminated due to his death or Total Disability (as defined in the Kohl Agreement), then Kohl is entitled to the following severance: (a) his then current base salary through the date of death or Total Disability and for the 6-month period immediately following Kohl's death or Total Disability and any other accrued and unpaid benefits and (b) any stock options that are scheduled to vest on the next succeeding anniversary of the Kohl Agreement will be accelerated and deemed to have vested as of the date of Kohl's death or Total Disability. Stock Options that have vested (or been deemed to have vested) as of the date of Kohl's death or Total Disability will remain exercisable for 1 year following such date. Any stock options that have not vested (or been deemed to have vested) as of the date of Kohl's death or Total Disability will be forfeited to the Registrant as of such date.

         The Kohl Agreement provides that if the Registrant terminates Kohl's employment due to a Termination Without Cause Pursuant to a Merger (as defined in the Kohl Agreement), then Kohl is entitled to the following severance: (a) his base salary through the date of the Termination Without Cause Pursuant to a Merger and for a period of 6 months thereafter; (b) an amount equal to the pro rata portion (based upon a 365 day year) of any cash bonuses which Kohl is entitled to receive under the Kohl Agreement, if any; and (c) all stock options that are scheduled to vest during the initial term of the Kohl Agreement will be accelerated and deemed to have vested as of the date of Kohl's Termination Without Cause Pursuant to Merger. Stock Options that have vested (or been deemed to have vested) as of the date of such termination will remain exercisable for a period of ninety (90) days.

         As partial  consideration for the severance provisions contained in the
Kohl   Agreement,   Kohl  has  also  agreed  to  certain   non-competition   and
non-solicitation provisions contained in the Kohl Agreement.

         To the extent that it becomes necessary for Kohl to make personal guarantees to various customers, clients, vendor, suppliers, or other persons or entities in order to induce such persons or entities to initiate or continue relations with the Registrant, the Registrant has agreed to indemnify Kohl for, and hold him harmless against, any personal guarantee made to any such customer, client, vendor, supplier, or other person or entity. In addition, if Kohl's employment is terminated for any reason, the Registrant has further agreed to cause any customer, client, vendor, supplier, or other person or entity receiving such personal guarantee to release Kohl from such personal guarantee.

         The Registrant has also agreed, subject to compliance with procedures of the Registrant, to reimburse Kohl for all reasonable, ordinary, and necessary travel, entertainment, meal, and lodging expenses incurred by Kohl on behalf of the Registrant during the term of the Kohl Agreement. Kohl is entitled to participate under any pension, salary deferral or profit sharing plan now existing or hereafter created for employees of the Registrant upon terms and conditions equivalent to those which the Registrant may provide for other key management employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of the date hereof with respect to the beneficial ownership of the outstanding shares of Common Stock by
(i) each person known by the Registrant to beneficially own 5% or more of the outstanding shares; (ii) the Registrant's officers and directors; and (iii) the Registrant's current officers and directors as a group.

         As used in the table below, the term "BENEFICIAL OWNERSHIP" means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated. The table below is based on 490,887,727 shares of the Registrant issued and outstanding as of September 4, 2007:

------------------------ -------------------------------- --------------------------- ----------------------
          (1)                          (2)                           (3)                        (4)
------------------------ -------------------------------- --------------------------- ----------------------
     TITLE OF CLASS            NAME AND ADDRESS OF           AMOUNT AND NATURE OF        PERCENT OF CLASS
                                BENEFICIAL OWNER               BENEFICIAL OWNER
------------------------ -------------------------------- --------------------------- ---------------------
                         Nicholas Cocco (1) (2)
Common Stock             16 Evergreen Dr.                       89,397,270 (3)                 18.08%
                         Harrison Twp., MI 48045
------------------------ -------------------------------- --------------------------- ---------------------
                         River Star LLC
Common Stock             16 Evergreen Dr.                         89,397,270                   18.08%
                         Harrison Twp., MI 48045
------------------------ -------------------------------- --------------------------- ---------------------
                         Richard Kohl (2)
Common Stock             2110 Vesper Drive                        89,397,270                   18.08%
                         Macomb Twp., MI 48044
------------------------ -------------------------------- --------------------------- ---------------------
                         Norma Kohl
Common Stock             2110 Vesper Drive                        65,061,347                   13.16%
                         Macomb Twp., MI 48044
------------------------ -------------------------------- --------------------------- ---------------------
                         Dennis Spencer
Common Stock             11512 Bayberry                           89,397,270                   18.08%
                         Bruce Twp.,  MI 48065
------------------------ -------------------------------- --------------------------- ---------------------
                         Richard Pulford (1)
Common Stock             8355 Tamarron Drive                      150,000 (4)                  0.03%
                         Commerce Township, MI 48382
------------------------ -------------------------------- --------------------------- ---------------------
                         All Current Executive Officers
Common Stock             and Directors as a group (3             178,944,540                   36.20%
                         persons)
------------------------ -------------------------------- --------------------------- ---------------------

    (1)  Indicates Director.

    (2)  Indicates Officer.

    (3) Includes 82,775,250 shares of Common Stock and a warrant to purchase 100,000 shares of Common Stock beneficially owned by River Star LLC, of which Mr. Cocco is a member.

    (4)  Includes a warrant to purchase 150,000 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Commercial Property Lease Agreement between CKS Investments, LLC and All Night Auto, Inc., dated January 5, 2003, is a related party transaction. Richard J. Kohl and Dennis Spencer, Jr. are shareholders of the Registrant and are the only members of CKS Investments, LLC, the landlord for the facility in Troy, MI. The property was sold to an unrelated party in March 2007.

         Each of Nicholas Cocco, a member of our board of directors, our Chief Executive Officer and beneficial owner of 18.08% of our Common Stock, Rich Kohl, our Chief Financial Officer and beneficial owner of 18.08% of our Common Stock, and Dennis Spencer, a former officer and beneficial owner of 18.08%, loaned the Registrant a total of $140,000 during 2004 under three notes payable. The aggregate amount due these individuals was $110,000 at December 31, 2006 and 2005, respectively.

         For the year ended December 31, 2006, the Registrant made office rent payments to Mr. Cocco, its Chief Executive Officer, who is also a stockholder, in the amount of $50,000, including $33,333 which was accrued at December 31, 2005 for the use of a portion of his residence as office space. The Registrant purchased office furniture from Mr. Cocco in the amount of $14,760 and made advances to this same individual in the amount of $11,650, which was outstanding as of December 31, 2006.

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

4.1         Form of Common Stock  Purchase  Warrant,  pursuant to March 28, 2007
            Financing.

4.2         Form of  Common  Stock  Purchase  Warrant,  pursuant  to May 1, 2007
            Financing.

4.3         Form of Common  Stock  Purchase  Warrant,  pursuant to June 15, 2007
            Financing.

4.4         Form of Common  Stock  Purchase  Warrant,  pursuant  to July 2, 2007
            Financing.

4.5         Form of Common Stock Purchase  Warrant,  pursuant to August 15, 2007
            Financing.

10.1 Securities Purchase Agreement, dated as of March 28, 2007, by and among the Registrant and the Purchasers.

10.2 Security Agreement, dated as of March 28, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.3 Intellectual Property Security Agreement, dated as of March 28, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.4 Registration Rights Agreement, dated as of March 28, 2007, by and among the Registrant and the Purchasers.

10.5 Form of Callable Secured Convertible Note, pursuant to March 28, 2007 Financing.

10.6 Asset Purchase Agreement, dated March 30, 2007, between Elite Automotive Group, LLC as Seller and All Night Auto of Oklahoma, Inc., as Buyer. *

10.7 Bill of Sale, dated as of March 30, 2007, by Elite Automotive Group, LLC in favor of All Night Auto of Oklahoma, Inc.

10.8 Assignment and Assumption Agreement, dated as of March 30, 2007, by Elite Automotive Group, LLC, as Seller, in favor of All Night Auto of Oklahoma, Inc., as Purchaser.

10.9 Promissory Note, dated March 30, 2007, between All Night Auto of Oklahoma, Inc. and Elite Automotive Group, in principal amount of $350,000; Guaranty Signature Page.

10.10 Equipment Lease Agreement, dated as of March 30, 2007, by and between Elite Automotive Group, LLC, as Lessor, and Midnight Auto Franchise Corp., as Lessee, for equipment at 1121 Rambling Oak Drive, Norman, OK. *

10.11 Equipment Lease Agreement, dated as of March 30, 2007, by and between Elite Automotive Group, LLC, as Lessor, and Midnight Auto Franchise Corp., as Lessee for equipment at 539 S. Mustang Road, Yukon, OK. *

10.12 Equipment Lease Agreement, dated as of March 30, 2007, by and between Elite Automotive Group, LLC, as Lessor, and Midnight Auto Franchise Corp., as Lessee for equipment at Warr Acres location. *

10.13 Lease Agreement, dated March 30, 2007, between Elite Automotive Group, LLC and Midnight Auto Franchise Corp. for 1121 Rambling Oak Drive, Norman, OK. *

10.14 Lease Agreement, dated March 30, 2007, between Elite Automotive Group, LLC and Midnight Auto Franchise Corp. for 539 S. Mustang Road, Yukon, OK. *

10.15 Real Estate Sub-SubLease Agreement, dated March 30, 2007, by and among Elite Automotive Group, LLC and Midnight Auto Franchise Corp. for 7311 North MacArthur Blvd., Warr Acres, OK. *

10.16 Employment and Non-Competition Agreement, dated March 30, 2007, by and between Stephen J. Stearman and Midnight Holdings Group, Inc.

10.17 Restricted Stock Award Agreement, dated March 30, 2007, by and between Midnight Holdings Group, Inc. and Stephen J. Stearman.

10.18 Registration Rights Agreement, dated as of March 30, 2007, by and between Midnight Holdings Group, Inc. and Stephen J. Stearman regarding issuance to Stearman of 1,000,000 shares of Midnight Holdings Group, Inc. Common Stock.

10.19 Mutual Release, dated March 30, 2007, by All Night Auto of Oklahoma, Inc., All Night Auto of Warr Acres, Inc., All Night Auto of Yukon, Inc., All Night Auto of Norman, Inc., Midnight Holdings Group, Inc., and Midnight Auto Franchise Corporation, on the one hand, and Elite Automotive Group, LLC, Stephen J. Stearman, Paula L. Stearman, and James C. Brunson, on the other hand.

10.20 Covenant Not To Compete, dated March 30, 2007, by Elite Automotive Group LLC, Stephen J. Stearman, Paula L. Stearman, James C. Brunson, and All Night Auto of Oklahoma, Inc.

10.21 Sublease Agreement, dated as of March 30, 2007, by and between Midnight Auto Franchise Corp. and All Night Auto of Naperville, Inc. and First Amendment thereto. *

10.22 Stock Purchase Agreement, dated March 30, 2007, by and among Midnight Auto Franchise Corp. and All Night Auto of Naperville, Inc.

10.23 Stock Purchase Agreement, dated March 30, 2007, by and among All Night Auto Stores, Inc. and All Night Auto of Naperville, Inc.

10.24 Securities Purchase Agreement, dated as of May 1, 2007, by and among the Registrant and the Purchasers.

10.25 Security Agreement, dated as of May 1, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.26 Intellectual Property Security Agreement, dated as of May 1, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.27 Registration Rights Agreement, dated as of May 1, 2007, by and among the Registrant and the Purchasers.

10.28 Form of Callable Secured Convertible Note, pursuant to May 1, 2007 Financing.

10.29 Securities Purchase Agreement, dated as of June 15, 2007, by and among the Registrant and the Purchasers.

10.30 Security Agreement, dated as of June 15, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.31 Intellectual Property Security Agreement, dated as of June 15, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.32 Registration Rights Agreement, dated as of June 15, 2007, by and among the Registrant and the Purchasers.

10.33 Form of Callable Secured Convertible Note, pursuant to June 15, 2007 Financing.

10.34 Securities Purchase Agreement, dated as of July 2, 2007, by and among the Registrant and the Purchasers.

10.35 Security Agreement, dated as of July 2, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.36 Intellectual Property Security Agreement, dated as of July 2, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.37 Registration Rights Agreement, dated as of July 2, 2007, by and among the Registrant and the Purchasers.

10.38 Form of Callable Secured Convertible Note, pursuant to July 2, 2007 Financing.

10.39 Securities Purchase Agreement, dated as of August 15, 2007, by and among the Registrant and the Purchasers.

10.40 Security Agreement, dated as of August 15, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.41 Intellectual Property Security Agreement, dated as of August 15, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.42 Registration Rights Agreement, dated as of August 15, 2007, by and among the Registrant and the Purchasers.

10.43 Form of Callable Secured Convertible Note, pursuant to August 15, 2007 Financing.

10.44 Forgiveness of Penalties by AJW Offshore, Ltd. to Midnight Holdings Group, Inc., dated September 5, 2007, accruable under various Callable Secured Convertible Notes.

10.45 Forgiveness of Penalties by New Millennium Capital Partners II, LLC to Midnight Holdings Group, Inc., dated September 5, 2007, accruable under various Callable Secured Convertible Notes.

10.46 Forgiveness of Penalties by AJW Qualified Partners, LLC to Midnight Holdings Group, Inc., dated September 5, 2007, accruable under various Callable Secured Convertible Notes.

10.47 Forgiveness of Penalties by AJW Partners, LLC to Midnight Holdings Group, Inc., dated September 5, 2007, accruable under various Callable Secured Convertible Notes.

14.1 Code of Ethics of Midnight Holdings Group, Inc., incorporated by reference as Exhibit 14.1 to the Form 8K filed with the SEC on September 20, 2006.

21.1        Subsidiaries:
            ------------
            Midnight Auto Holdings Inc. (MI Incorporation)
            Midnight Auto Franchise Corp. (MI Incorporation)
            All Night Auto Stores, Inc. (MI Incorporation)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The Registrant has requested confidential treatment with respect to this exhibit. If the SEC denies such request in whole or in part, such exhibit or the relevant portions thereof will be filed by amendment to this Current Report on Form 10KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Malone & Bailey, PC ("MALONE") for the audits of the Registrant's annual financial statements and interim reviews of the Registrant's quarterly financial statements for the years ended December 31, 2005 and December 31, 2006 and fees billed for other services rendered by Malone during those periods.

                              2006          2005
                              ----          ----
Audit Fees(1)                 $126,160      $121,976
Audit-Related Fees            --            $  4,086
Tax Fees                      --            --
All Other Fees                --            $146,065

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Registrant's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Malone in connection with statutory and regulatory filings or engagements.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2007


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


                                  Title                       Date
                                  -----                       ----

/s/ Nicholas A. Cocco             Director                    September 11, 2007
---------------------
Nicholas A. Cocco

/s/ Richard Pulford               Director                    September 11, 2007
-------------------
Richard Pulford

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  Midnight Auto Holdings, Inc.
  Clinton Township, Michigan

We have audited the accompanying consolidated balance sheet of Midnight Auto Holdings, Inc. as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of Midnight's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We also have audited the adjustments described in Note 17 that were applied to restate the 2005 financial statements to correct errors. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 financial statements of Midnight other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 financial statements taken as a whole.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midnight as of December 31, 2006, and the results of its operations and its cash flows for the periods described, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Midnight will continue as a going concern. As discussed in Note 3 to the financial statements, Midnight has suffered recurring losses from operations and requires a significant amount of capital to proceed with its business plan, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 17, the accompanying consolidated balance sheet and consolidated statement of operations as of December 31, 2005 and for the year then ended have been restated to correct previously misstated amounts for Midnight's derivative liability, loss on derivative instruments, accrued convertible debt non-compliance costs, additional paid in capital, and costs of reverse merger.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

August 30, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  Midnight Auto Holdings, Inc.
  (formerly Redox Technologies, Inc.)
  Clinton Township, Michigan

We have audited, before the effects of the adjustments for the correction of the errors described in Note 17, the balance sheet of Midnight Holdings Group, Inc. as of December 31, 2005, and the related statements of income, changes in shareholders' equity, and cash flows for the year then ended (the 2005 financial statements before the effects of the adjustments discussed in Note 17 are not presented herein). The 2005 financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on the Registrant's audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.

 An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the error described in Note 17, the 2005 financial statements present fairly, in all material respects, the financial position of Midnight Auto Holdings, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Malone & Bailey, PC.

Miller, Ellin & Company, LLP
Certified Public Accountants
New York, New York

June 20, 2006

                          MIDNIGHT HOLDINGS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                      DECEMBER 31,            2005
                                                                          2006             (RESTATED)
                                                                      ------------        ------------
                                ASSETS
CURRENT ASSETS:
   Cash                                                               $     70,284        $     24,984
   Accounts receivable                                                     110,607              51,272
   Marketable securities                                                     9,780               8,894
   Inventories                                                              42,675              29,063
   Prepaid expenses and other current assets                                33,251               9,885
   Current portion of deferred financing costs                             140,852             111,562
   Current portion of capital leases receivable                             61,130              59,308
   Current assets from discontinued operations                              34,133              29,698
                                                                      ------------        ------------
      Total current  assets                                                502,712             324,666

Property and equipment - net of $147,436 and $124,987
   accumulated depreciation, respectively                                  188,996             154,008
Assets temporarily out of service                                          119,169             243,774
Assets held for sale                                                        56,521              56,521
Intangible asset                                                                --              30,000
Investment in and advances to equity method investees                      132,695             118,926
Long term portion of deferred financing costs                              188,776             223,124
Long term portion of capital leases receivable                              10,365              71,495
Accrued rental income                                                       78,171              34,540
Deposits                                                                    54,100              14,860
Non-current assets from discontinued operations                             50,222              51,766
                                                                      ------------        ------------

Total assets                                                          $  1,381,727        $  1,323,680
                                                                      ============        ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                   $  1,279,484        $  1,216,350
   Current portion of long-term debt                                        46,918              44,923
   Current portion of capital lease obligations                             12,046              11,361
   Convertible notes payable                                               531,280             399,279
   Accrued convertible debt non-compliance costs                           604,679           1,041,046
   Accrued expenses and other current liabilities                          250,155             116,825
   Income taxes payable                                                     16,356              24,971
   Accrued director's fees                                                 125,000              90,000
   Notes payable - related parties                                         110,000             110,000
   Deferred income                                                          18,974                  --
   Derivative financial instruments                                     31,771,935          12,039,667
   Current liabilities from discontinued operations                        144,411              56,708
                                                                      ------------        ------------
      Total current liabilities                                         34,911,238          15,151,130

LONG-TERM LIABILITIES:
   Line of credit                                                          100,000              94,168
   Long-term debt, less current portion                                     72,360             119,150
   Capitalized lease obligation, less current portion                       16,084              28,129
   Deferred rent                                                           123,799              42,963
                                                                      ------------        ------------
      Total liabilities                                                 35,223,481          15,435,540
                                                                      ------------        ------------

MINORITY INTEREST                                                               --              15,906
                                                                      ------------        ------------

COMMITMENTS AND CONTINGENCIES                                                   --                  --

STOCKHOLDERS' DEFICIT:
   Common stock, $0.00005 par value; 1,000,000,000 shares
      authorized; 476,333,691 and 468,733,691 shares issued and
      outstanding at December 31, 2006 and 2005, respectively               23,817              23,437
   Additional paid-in capital                                              471,969             205,563
   Accumulated deficit                                                 (34,326,640)        (14,344,980)
   Other comprehensive loss                                                (10,900)            (11,786)
                                                                      ------------        ------------
      Total stockholders' deficit                                      (33,841,754)        (14,127,766)
                                                                      ------------        ------------

Total liabilities and stockholders' deficit                           $  1,381,727        $  1,323,680
                                                                      ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIDNIGHT HOLDINGS GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                               FOR THE YEARS ENDED
                                                                                              DECEMBER 31,
                                                                         DECEMBER 31,             2005
                                                                             2006              (RESTATED)
                                                                        -------------        -------------
REVENUES:
   Sales and service income                                             $   2,419,586        $   1,857,009
   Franchise fees                                                                  --               72,000
   Royalty income                                                              75,278               95,140
                                                                        -------------        -------------
      Total revenues                                                        2,494,864            2,024,149

COST OF REVENUES                                                            2,632,820            1,462,243
                                                                        -------------        -------------

GROSS PROFIT (LOSS)                                                          (137,956)             561,906

OPERATING EXPENSES                                                          3,781,334            2,501,720
                                                                        -------------        -------------

LOSS FROM OPERATION                                                        (3,919,290)          (1,939,814)

OTHER INCOME (EXPENSES):
   Derivative instrument expense                                          (15,194,688)          (6,191,270)
   Cost of reverse merger                                                          --           (4,772,126)
   Loss from equity method investees                                         (190,437)            (113,339)
   Interest expense                                                           (90,282)            (122,364)
   Interest income                                                              4,870               32,122
   Forgiveness of debt                                                             --               76,434
                                                                        -------------        -------------
                                                                          (15,470,537)         (11,090,543)
                                                                        -------------        -------------

LOSS BEFORE DISCONTINUED OPERATIONS AND MINORITY INTEREST                 (19,389,827)         (13,030,357)

LOSS FROM DISCONTINUED OPERATIONS                                            (607,739)            (180,751)
                                                                        -------------        -------------

LOSS  BEFORE MINORITY INTEREST                                            (19,997,566)         (13,211,108)

LOSS ATTRIBUTABLE TO MINORITY INTEREST                                         15,906               20,123
                                                                        -------------        -------------

NET LOSS                                                                  (19,981,660)         (13,190,985)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized gain on marketable security                                         886                  521
                                                                        -------------        -------------

COMPREHENSIVE LOSS                                                      $ (19,980,774)       $ (13,190,464)
                                                                        =============        =============

BASIC AND DILUTED NET LOSS PER SHARE FROM CONTINUING OPERATIONS                 (0.04)               (0.04)
BASIC AND DILUTED NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS               (0.00)               (0.00)
                                                                        -------------        -------------
BASIC AND DILUTED NET LOSS PER SHARE                                    $       (0.04)       $       (0.04)
                                                                        =============        =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic and diluted                                                      471,088,623          372,394,615
                                                                        =============        =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIDNIGHT HOLDINGS GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                 COMMON STOCK           ADDITIONAL                       OTHER          TOTAL
                                         ---------------------------      PAID-IN      ACCUMULATED   COMPREHENSIVE  STOCKHOLDERS'
                                            SHARES         AMOUNT         CAPITAL        DEFICIT     INCOME (LOSS)     DEFICIT
                                         ------------   ------------   ------------   ------------   -------------  -------------

BALANCES, December 31, 2004               367,522,110   $     18,377   $    194,623   $ (1,153,995)  $    (12,307)  $   (953,302)

Shares issued for cash                      6,622,020            331         15,669                                       16,000
Shares issued under reverse acquisition    94,589,561          4,729         (4,729)                                          --
Unrealized gain on marketable security            521            521
Net loss                                                                               (13,190,985)                  (13,190,985)
                                         ------------   ------------   ------------   ------------   ------------   ------------

BALANCES, December 31, 2005 (Restated)    468,733,691   $     23,437   $    205,563   $(14,344,980)  $    (11,786)  $(14,127,766)

Shares issued for conversion of debt        7,600,000            380         31,944                                       32,324
Embedded derivative converted to equity                                     234,462                                      234,462
Unrealized gain on marketable security                                                                        886            886
Net loss                                                                               (19,981,660)                  (19,981,660)
                                         ------------   ------------   ------------   ------------   ------------   ------------

BALANCES, December 31, 2006               476,333,691   $     23,817   $    471,969   $(34,326,640)  $    (10,900)  $(33,841,754)
                                         ============   ============   ============   ============   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIDNIGHT HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEARS ENDED
                                                                             DECEMBER 31,
                                                           DECEMBER 31,          2005
                                                               2006           (RESTATED)
                                                           ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(19,981,660)     $(13,190,985)
   Net loss from discontinued operations                       (607,739)         (180,751)
                                                           ------------      ------------
   Net loss from continuing operations                      (19,373,921)      (13,010,234)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation expense                                          68,051            49,615
   Amortization of deferred financing costs                     100,058            37,996
   Forgiveness of interest                                           --            76,434
   Derivative instrument expense                             15,194,688         6,191,270
   Cost of reverse merger                                            --         4,772,126
   Bad debt expense                                             555,445                --
   Impairment loss                                               30,000                --
   Gain on sale of equipment                                         --           (29,432)
   Loss attributable to minority interest                       (15,906)          (20,123)
   Loss from equity method investee                             190,437           113,339
   Changes in assets and liabilities:
      Accounts receivable                                      (493,867)          (58,829)
      Inventories                                               (13,612)          (11,036)
      Prepaid expenses and other current assets                 (23,366)           (4,161)
      Deposits                                                  (39,240)          (12,360)
      Accounts payable                                           82,108           891,728
      Accrued expenses and other current liabilities            196,923          (752,772)
                                                           ------------      ------------
   Net cash used in continuing operations                    (3,542,202)       (1,766,439)
                                                           ------------      ------------
   Net cash used in discontinued operations                    (517,132)         (185,610)
                                                           ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                        (4,059,334)       (1,952,049)
                                                           ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES
   Payments received on capital lease                            59,308            41,476
   Purchase of property and equipment                           (79,969)         (507,840)
   Investment in equity method investee                          (5,199)               --
   Purchase of intangible asset                                      --           (15,000)
   Notes receivable - related parties                                --           426,704
                                                           ------------      ------------
   Net cash used in continuing operations                       (25,860)          (54,660)
                                                           ------------      ------------
   Net cash used in discontinued operations                      (5,795)               --
                                                           ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                           (31,655)          (54,660)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving credit agreements               5,832               878
   Principal payments made on capital lease                     (11,360)           (8,972)
   Advances to joint ventures                                  (218,385)         (232,265)
   Repayment of term loan                                       (44,798)          (42,328)
   Repayment of note payable - related parties                       --           (14,000)
   Proceeds from notes payable, net of financing costs        4,405,000         2,237,318
   Proceeds from issuance of common shares                           --            16,000
   Amounts contributed by minority interest                          --            36,028
                                                           ------------      ------------
   Net cash provided by continuing operations                 4,136,289         1,992,659
                                                           ------------      ------------
   Net cash provided by discontinued operations                      --                --
                                                           ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     4,136,289         1,992,659
                                                           ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          45,300           (14,050)

CASH AND EQUIVALENTS - beginning of period                       24,984            39,034
                                                           ------------      ------------

CASH AND CASH EQUIVALENTS - end of period                  $     70,284      $     24,984
                                                           ============      ============


SUPPLEMENTAL INFORMATION

Cash paid during the year for:
   Interest                                                $     15,752      $     20,815
   Income taxes                                                   8,615                --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of convertible notes to equity               $     32,324      $         --
   Accrued interest converted to debt                           500,574                --
   Embedded derivative converted to equity                      234,462                --
   Transfer of assets to equity method investee                 101,535                --
   Capitalized lease receivable                                      --           172,279
   Capital lease payable                                             --            48,462


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIDNIGHT HOLDINGS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

       Midnight Auto Holdings, Inc. was formed in March 2004 under a plan of reorganization in which it acquired all the outstanding shares of Midnight Auto Franchise Corp and All Night Auto Stores, Inc. in a tax free exchange. On December 30, 2005, Midnight Auto Holdings, Inc. and its shareholders entered into a Share Exchange and Reorganization Agreement with Redox Technologies Corporation whereby Redox became the surviving corporation. For financial statements reporting purposes, the transaction was treated as a reverse merger and recapitalization whereby Midnight was deemed to be the accounting acquirer, and no goodwill or other intangible assets were recorded. Subsequently, on February 22, 2006, Redox changed its name to Midnight Holdings Group, Inc.

       Midnight Holdings Group, Inc. and its subsidiaries (collectively "MIDNIGHT") are engaged in the ownership, development, acquisition, leasing, management, and operation of automotive retail and commercial service centers specializing in concierge level services. Service center operations are located primarily in the Midwest of the United States, and in other select markets in other regions of the United States.

       At December 31, 2006, Midnight owned controlling interests in three regional service centers, held minority interests in three service centers, and did not have any ownership interest in four franchised service centers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION

       The consolidated financial statements include Midnight and its wholly-owned subsidiaries after the elimination of inter-company transactions and balances. The entities in which Midnight has a less than controlling interest are accounted for using the equity method.

       USE OF ESTIMATES

       In preparing consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of operations. Actual results could differ from those estimates.

       RECLASSIFICATIONS

       Certain prior year amounts have been reclassified to conform with the current year presentation.

       RESTATEMENTS

       The financial statements for the year ended December 31, 2005 have been restated. See Note 17 for details.

       DISCONTINUED OPERATIONS

       Midnight presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held-for-sale accounting" as discontinued operations. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recognized in the period the operations meet held-for-sale accounting. Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and
       (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

       REVENUE RECOGNITION

       Midnight recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements." Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, Midnight's prices to buyers are fixed or determinable, and ability to collect is reasonably assured.

       Midnight derives a majority of its revenues from a combination of direct sales of automotive products and services to retail, commercial, and fleet clients through Midnight-owned service center/retail outlets and through services provided to Midnight's joint venture partnerships and franchisees.

       These revenues generally consist of facility lease rents and percentages of the sales volume of Midnight's joint venture partnerships. Midnight is reimbursed for expenditures made on behalf of the joint venture partnerships for property operating expenses, real estate taxes, maintenance and repairs, automotive tools, and equipment services and products.

       Revenues also include franchise royalties based upon a percentage of the gross revenue generated by each franchised location and other franchise-related fees for services provided to franchisees under the terms of their franchise agreements including, but not limited to, the initial franchisee fees and training fees.

       CASH AND CASH EQUIVALENTS

       For purposes of the consolidated statement of cash flows, Midnight considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       MARKETABLE SECURITY

       Midnight's marketable security is a mutual fund that is classified as available-for-sale and carried at fair market value determined by its quoted market price. The unrealized gains and losses, net of tax, are included in the determination of comprehensive income and reported in shareholders' deficit.

       INVENTORY

       Inventories are accounted for on a first-in first-out basis, stated at the lower of cost or market value, and consist primarily of automobile parts and supplies.

       INVESTMENT IN JOINT VENTURES

       Midnight's investment in its joint ventures is accounted for under the equity method of accounting, under which an investee company's accounts are not reflected within Midnight's Consolidated Balance Sheet and Statement of Operations. Instead, Midnight's share of the earnings or losses of the Investee company is reflected in the caption "Income/ Loss from Equity Method Investees" in the Consolidated Statement of
       Operations. Midnight's carrying value in these joint ventures is reflected in the caption "Investment in Equity Method Investees" in Midnight's Consolidated Balance Sheet. When Midnight's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in Midnight's consolidated financial statement unless Midnight guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, Midnight will not record its share of such income until it equals the amount of its share of losses not previously recognized.

       PROPERTY AND EQUIPMENT

       Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are five to ten years.

       Some of Midnight's property and equipment is temporarily out of service and held for sale at December 31, 2006. See Note 4 for details.

       IMPAIRMENT OF LONG-LIVED ASSETS

       Midnight reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Midnight assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. For the year ended December 31, 2006, Midnight recorded impairment in the amount of $30,000 related to an intangible asset. In 2005, Midnight did not record any impairment charges.

       DERIVATIVE FINANCIAL INSTRUMENTS

       Midnight does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Midnight evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, Midnight uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

       INCOME TAXES

       Midnight recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Midnight provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

       STOCK-BASED COMPENSATION

       Effective January 1, 2006, Midnight began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R (Share-Based Payment), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Midnight accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Midnight adopted the modified prospective transition method provided for under SFAS No. 123R and, consequently, has not retroactively adjusted results from prior periods. During the years ended December 31, 2006 and 2005, no options were granted by Midnight to its employees.

       BASIC AND DILUTED NET LOSS PER SHARE

       The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       Midnight does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Midnight results of operations, financial position, or cash flows.

NOTE 3 - GOING CONCERN

       As set forth in the accompanying financial statements, Midnight incurred a net loss of $19,891,660 for the year ended December 31, 2006, which included non-cash items of $100,058 for amortization of deferred financing costs and $15,194,688 for loss in the fair value of derivative instrument liabilities, and has an accumulated deficit of $34,326,640 and a working capital deficit of $34,408,526 as of December 31, 2006. These conditions raise substantial doubt as to Midnight's ability to continue as a going concern. Management has raised funds through the sale of convertible notes and continues to seek financing to fund its operating losses and revenue growth plans. The financial statements do not include any adjustments that might be necessary if Midnight is unable to continue as a going concern.

NOTE 4 - DISCONTINUED OPERATIONS

       During 2006, Midnight closed two of its service centers, in Fort Wayne and Joliet, respectively, and put the assets up for sale. Midnight decided to close these two locations primarily because they incurred significant operating losses.

       After Midnight closed its Fort Wayne and Joliet locations, equipment was either transferred to different service centers or to storage pending their sale ("HELD FOR SALE"). For the equipment transferred to storage, Midnight depreciated it through the closing month. Midnight moved the cost and accumulated depreciation to a long term asset account identified as "Assets Temporarily Out of Service."

       Out of Service and Held for Sale property and equipment consisted of the following at December 31, 2006 and 2005:

         Description                        Life             2006          2005
         -----------------------            -------     ---------     ---------
         Machinery and equipment            7 years     $ 136,672     $ 227,566
         Computers and Office furniture     5 years        54,549        82,423
                                                        ---------     ---------
         Property and equipment                           191,221       309,989
         Less: accumulated depreciation                   (15,531)       (9,694)
                                                        ---------     ---------
         Property and equipment, net                    $ 175,690     $ 300,295
                                                        =========     =========

       Prior year financial statements have been restated to present the operations of the Fort Wayne and Juliet locations as discontinued operations.

       The assets and liabilities of the discontinued operations are presented separately under the captions "Current Assets from Discontinued Operations," "Non-Current Assets from Discontinued Operations," and "Current Liabilities from Discontinued Operations," respectively, in the accompanying Balance Sheets at December 31, 2006 and 2005.

NOTE 5 - PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at December 31, 2006 and 2005:

         Description                        Life             2006          2005
         -----------------------            -------     ---------     ---------
         Machinery and equipment            7 years     $ 225,702     $ 443,232
         Leasehold improvements             10 years        4,632            --
         Computers and Office furniture     5 years       121,629       145,752
                                                        ---------     ---------
         Property and equipment                           351,963       588,984
         Less: accumulated depreciation                  (162,967)     (134,681)
                                                        ---------     ---------
         Property and equipment, net                    $ 188,996     $ 454,303
                                                        =========     =========

       Depreciation expense for the years ended December 31, 2006 and 2005 was $68,051 and $49,615, respectively.

NOTE 6 - IMPAIRMENT OF INTANGIBLE ASSET

       In the second quarter of 2005, Midnight contracted with an architectural firm to prepare blueprints for a service center for Midnight, for which service Midnight paid $30,000. Midnight capitalized the cost of blueprints as an intangible asset.

       At the end of 2006, Midnight determined that the likelihood that it would build service centers in the near term was small. Given that Midnight has no right to use the blueprints for anything other than what is provided for under its agreement with the architectural firm, it wrote off this intangible asset as of December 31, 2006.

NOTE 7 - INVESTMENT IN JOINT VENTURES

       Midnight distributes the ALL NIGHT AUTO(R) SERVICE CENTER, ALL NIGHT AUTO(R) RETAIL STORES, and ALL NIGHT LUBE EXPRESS(TM) brands to qualified individuals and organizations that meet and exceed tHE requirements of its business model. Under the terms of the joint venture agreements, Midnight manages the day-to-day operations of the branded joint operations. Midnight implements and operates the entire ALL NIGHT AUTO(R) Preferred Business Management System, including centralized financial management system, infrastructure, operating system and software, operations manual, and vendor systems, in order to ensure compliance with Midnight's goals and objectives. Midnight provides all of the services necessary to open and operate the ALL NIGHT AUTO(R) Service Center.

       If a joint venture is determined to be a VIE and Midnight is determined to be the primary beneficiary of that VIE because Midnight is subject to a majority of the risk of loss from the VIE's activities or entitled to receive the majority of the VIE's residual returns, or both, then the joint venture is consolidated in accordance with FIN 46(R). If consolidation of the joint venture is not required, then Midnight generally accounts for these joint ventures using the equity method of accounting with Midnight's share of the earnings (losses) from these investments reflected in one line item on the consolidated statement of operations, except for certain joint ventures with construction activities for which Midnight's percentage share of revenues and costs from the joint ventures are reflected in Midnight's consolidated statements of operations.

       Midnight has evaluated its investments in the following three joint ventures and has determined that these joint ventures are variable interest entities under FIN 46(R). Midnight has also concluded that it is not the primary beneficiary as defined by FIN 46(R) and, as a result, Midnight is not required to consolidate these joint ventures at the formation of these entities.

       ALL NIGHT AUTO OF PHOENIX, INC.

       On January 7, 2004, Midnight formed a subsidiary, All Night Auto of Phoenix, Inc. 51% of this entity was sold to an unrelated joint venture partner on April 11, 2005. The operations of the joint venture are governed by a stock purchase agreement which includes Midnight being the supplier of real estate facilities, equipment, operating procedures, inventory, staffing requirements, advertising, management, and other services to the joint venture. Under the joint venture agreement, Midnight is not obligated to absorb the majority of the expected losses from the joint venture and Midnight's maximum exposure loss is limited to its investment. Therefore, Midnight is not the primary beneficiary of this joint venture.

       ALL NIGHT AUTO OF NAPERVILLE, INC.

       On February 2, 2005, Midnight formed a subsidiary, All Night Auto of Naperville, Inc. 51% of this entity was then sold to an unrelated joint venture partner on February 16, 2005. The operations of the joint venture are governed by a stock purchase agreement which includes Midnight being the supplier of real estate facilities, equipment, operating procedures, inventory, staffing requirements, advertising, management, and other services to the joint venture. Under the joint venture agreement, Midnight is not obligated to absorb the majority of the expected losses from the joint venture and Midnight's maximum exposure loss is limited to its investment. Therefore, Midnight is not the primary beneficiary of this joint venture.

       ALL NIGHT AUTO BLOOMINGTON/NORMAL, LLC

       On October 20, 2006, Midnight formed a limited liability company, All Night Auto Bloomington/Normal, LLC, by making an initial capital investment of $102,807. The company is governed by an operating agreement and Midnight is considered a Class B member with a 20.74% membership interest. According to the agreement, Midnight will be the exclusive supplier of labor, management, inventory, advertising, real estate facilities, and other services to the joint venture. Under the joint venture agreement, Midnight is not obligated to absorb the majority of the expected losses from the joint venture and Midnight's maximum exposure loss is limited to its investment. Therefore, Midnight is not the primary beneficiary of this joint venture.

       The losses reduced Midnight's investment in Naperville and Phoenix to zero and, as a consequence, Midnight's future financial results will not be negatively affected by these two joint ventures' ongoing operations. Midnight has no obligation to fund future operating losses of Naperville and Phoenix.

       Some of these joint ventures have operating agreements that allow for changes in ownership interests and allocation of profits and losses if certain events should occur. These changes, should they occur, would require Midnight to reconsider whether these entities meet the definition of a VIE and the determination of the primary beneficiary, if any, in accordance with FIN 46(R).

       See summary below of Midnight's activity with these joint ventures during the year ended December 31, 2006:

                    Net Investment                                                                                 Net Investment
                       Balances       Additional      Services        Payments     Profit (Loss)     Receivable       Balances
                      12/31/2005     Investments      Provided        Received        Sharing         Allowance      12/31/2006
                    --------------   -----------    -----------     -----------    -------------    -----------    --------------

Naperville            $    57,056    $     5,199    $   624,167     $  (386,691)    $  (133,608)    $  (166,123)    $        --
Phoenix                    61,872             --        349,891        (127,575)             --        (284,188)             --
Bloomington/Normal             --        102,807        629,082        (420,534)        (73,526)       (105,134)        132,695
                      -----------    -----------    -----------     -----------     -----------     -----------     -----------

Totals                $   118,928    $   108,006    $ 1,603,140     $  (934,800)    $  (207,134)    $  (555,445)    $   132,695
                      ===========    ===========    ===========     ===========     ===========     ===========     ===========


NOTE 8 - LINE OF CREDIT

       In 2006, Midnight renewed its $100,000 bank line of credit with a due date of April 30, 2007, which was subsequently extended to May 9, 2008. Borrowings under the line are subject to interest at 0.5% above the bank's prime rate. The loan is secured by Midnight's inventory and equipment and is guaranteed by two of the major stockholders of Midnight. The balance due at December 31, 2006 and 2005 was $100,000 and $94,168, respectively. Interest for 2006 and 2005 amounted to $7,592 and $6,229, respectively.

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

       Notes payable - Related Parties consisted of the following at December 31, 2006 and 2005:

              Unsecured demand note due to three officers of Midnight,
              dated November 11, 2004, payable with interest at 8% per
              annum.  Upon the  occurrence  of any  Event of  Default,
              interest will accrue at the rate of 24% per annum.         $30,000

              Unsecured   demand  note,   due  to  three  officers  of
              Midnight,  dated October 1, 2004,  payable with interest
              at 8% per  annum.  Upon the  occurrence  of any Event of
              Default,  interest  will  accrue  at the rate of 24% per
              annum.                                                      40,000

              Unsecured   demand  note,   due  to  three  officers  of
              Midnight, dated December 27, 2004, payable with interest
              at 8% per  annum.  Upon the  occurrence  of any Event of
              Default,  interest  will  accrue  at the rate of 24% per
              annum.                                                      40,000
                                                                        --------

              Total Notes Payable - Related Parties                     $110,000
                                                                        ========

       Interest on these notes totaled $26,400 and $24,885 for the years ended December 31, 2006 and 2005, respectively. Accrued interest as of December 31, 2006 and 2005 on these notes was $51,949 and $25,549, respectively.

NOTE 10 - NOTES PAYABLE

       On May 27, 2004, Midnight borrowed $230,000 under a 5-year installment note from the same bank with which it has a line of credit. The note is payable in 60 monthly installments of $4,413 each, including interest at 5.6%. The note is collateralized by the property leased to one of the operating centers that is owned by a company whose stockholders are also stockholders in Midnight. The collateralized property was sold in March 2007 to an unrelated third party. This loan is now collateralized by the deposits made to the bank by two of Midnight's shareholders.

       Interest on the loan was $8,160 and $10,627 for the years ended December 31, 2006 and 2005, respectively.

       At December 31, 2006, future payments due on the note are as follows:

       Year ending                      Amount
       -----------                    ---------
          2007                        $  46,918
          2008                           50,774
          2009                           21,586
                                      ---------
                                      $ 119,278
                                      =========

NOTE 11 - RELATED PARTY TRANSACTIONS

       Three of Midnight's officers loaned Midnight a total of $140,000 during 2004 under three notes payable. The amount due the officers was $110,000 at December 31, 2006 and 2005, respectively. See Note 9 for details.

       Midnight leases one of its service centers from a company whose stockholders are also stockholders in Midnight. The rent paid to the lessor was $47,532 and $69,218 for the years ended December 31, 2006 and 2005, respectively. The lessor has granted the property which it leases to Midnight as collateral for the note payable of $230,000. The property being leased was sold to an unrelated third party in March 2007, and Midnight entered into a new lease with that owner. The property has been released as collateral for the loan.

       For the year ended December 31, 2006, Midnight made office rent payments to its Chief Executive Officer, who is also a stockholder, in the amount of $50,000, including $33,333 which was accrued at December 31, 2005 for the use of a portion of his residence as office space. Midnight purchased office furniture from the same individual in the amount of

       $14,760 and made advances to this same individual in the amount of $11,650, which was outstanding as of December 31, 2006.

NOTE 12 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE FINANCIAL INSTRUMENTS

       On April 27, 2004 and June 11, 2004, Redox issued four 12% callable secured convertible notes and 1,000,000 common stock purchase warrants, for an aggregate of $500,000. These notes were due April 26, 2006 and June 10, 2006, respectively. $120,000 of the $500,000 in proceeds was paid to the investors as prepaid interest, resulting in a discount and an effective interest rate of approximately 24% on the notes. The notes are convertible into common stock of Midnight at the lower of 55% of the average market price for the three lowest trading days in the 20 days preceding conversion or $0.08. The warrants have a 5-year life and are exercisable $0.005 per share.

       On December 31, 2005, Midnight issued four 9% callable secured convertible notes accompanied with 5,220,000 common stock purchase warrants, for an aggregate of $2,610,000. These notes replaced notes of the same amount from the same lender and the lender forgave accrued interest of $76,434 on the old notes. The new notes, together with accrued and unpaid interest, are convertible at any time at the option of the holder into shares of common stock of Midnight at the lesser of $0.02 per share or 25% of the average of the lowest three trading days from the last 20 trading days ending one day prior to the date of conversion. Interest is due at the end of each quarter. The face amount of the notes is due on December 31, 2008, if not previously converted to common stock. The warrants have a five year life and are exercisable at $0.08 per share.

       During the year ended December 31, 2006, Midnight issued 10% callable secured convertible notes to four investors with 8,600,000 common stock purchase warrants, for an aggregate of $5,000,574. These notes, together with accrued and unpaid interest, are convertible at any time at the option of the holder into shares of common stock of Midnight at the lesser of $0.02 per share or 25% of the average of the lowest three trading days from the last 20 trading days ending one day prior to the date of conversion. Interest is due at the end of each quarter. The face amounts of the notes are due three years from the date of issuance. The due dates range from December 31, 2008 to December 31, 2009. The warrants have a five-year life and are exercisable at $0.08 per share.

       In connection with the long-term notes and the warrants, Midnight entered into a Registration Rights Agreements with the investors, requiring Midnight to file a registration statement registering 200% of the shares of common stock issuable upon conversion of the notes and the shares of common stock issuable upon repayment of the principal amount of the notes, including any interest accrued thereon, and 100% of the shares of common stock issuable upon exercise of the warrants.

       As long as the notes are outstanding, if Midnight enters into any subsequent financing on terms more favorable than the terms governing the notes, then the holders of the notes have the option to exchange the notes, valued at their stated value, together with accrued but unpaid interest for the securities to be issued in the subsequent financing. Additionally, if Midnight issues common stock or other securities convertible into common stock at a price per share lower than the conversion price of the notes, the conversion price of the notes will be reduced to that lower conversion price.

       All of the warrants require that if Midnight issues common stock or other securities convertible into common stock at a price per share lower than the market price, then the exercise price of the warrants will be reduced to that lower price.

       Midnight evaluated the application of SFAS 133 and EITF 00-19 for the conversion options on the debentures and the warrants. Based on the guidance in SFAS 133 and EITF 00-19, Midnight concluded that both the conversion option and the warrants were required to be accounted for as derivatives. Existing agreements and the convertible debentures issued in the first quarter of 2006 have variable conversion prices resulting in an indeterminate number of shares to potentially be issued. This creates the possibility that Midnight will not have enough available shares to settle all outstanding common stock equivalents. SFAS 133 and EITF 00-19 require Midnight to bifurcate and separately account for the conversion option as an embedded derivative and the warrants as freestanding derivatives. Midnight is required to record the fair value of the conversion options and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as "Derivative Instrument Expense."

       Midnight used the Black-Scholes pricing model to determine the fair values of the embedded conversion option derivatives and the freestanding warrant derivatives. The model uses market-sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management's judgment, and which may affect net income or loss. Midnight uses volatility rates based upon the closing stock price of industry competitors due to Midnight's lack of historical trading history. Midnight uses a risk free interest rate which is the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. Midnight uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. Midnight used the following assumptions for the Black-Scholes pricing model: market price on date of issuance; no expected dividend yield; expected volatility of 60%; risk-free interest rates of 3.93% to 4.83%; and option terms equal to the term of the warrant or term of the debenture for conversion options.

       A summary of the convertible notes and derivative liability is as follows:

                                                               12/31/2005         Changes        12/31/2006
                                                              ------------     ------------     ------------

Proceeds of notes less unamortized discount                   $  3,009,279     $         --     $  3,009,279
Proceeds of the 2006 notes                                                        4,500,000        4,500,000
Less: Amounts attributable to embedded derivatives              (2,610,000)      (4,367,999)      (6,977,999)
                                                              ------------     ------------     ------------
Carrying value of the notes                                   $    399,279     $    132,001     $    531,280
                                                              ============     ============     ============

Amounts attributable to derivative instrument liability       $ 12,039,667     $ 19,732,268     $ 31,771,935
                                                              ============     ============     ============

Amounts attrributable to accrued debt non-compliance costs    $  1,041,046     $   (436,367)    $    604,679
                                                              ============     ============     ============


       The proceeds from the issuance of the debentures and warrants were first allocated to the warrant derivatives based on their fair values and then to the embedded derivatives based on their fair values. To the extent that the fair values of the derivatives exceeded the proceeds, a loss on derivatives was recognized at issuance date in the Consolidated

       Statements of Operations. The discount to the debentures created by the allocation of the proceeds to the derivatives will be amortized over the life of the debentures using the effective interest method.

       ACCRUED CONVERTIBLE DEBT NON-COMPLIANCE COSTS

       As of December 31, 2006, Midnight's accrued debt non-compliance costs had decreased by $436,367 to $604,679 from $1,041,046 as of December 31, 2005. On June 13, 2006, the holders of Midnight's convertible notes agreed to waive all penalties accrued on all notes issued prior to that date and to waive all such penalties on those notes through March 31, 2007. This was the reason for the decrease in accrued convertible debt non-compliance costs during the year ended December 31, 2006.

NOTE 13 - INCOME TAXES

       Midnight uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 and 2005, Midnight incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $11,600,000 and $2,600,000 at December 31, 2006 and 2005, respectively, and will expire in the years 2025 through 2026.

       At December 31, 2006 and 2005, deferred tax assets consisted of the following:

                                                           2006            2005
              Deferred tax assets                  ------------    ------------
                Net operating losses               $  4,077,530    $    921,000
                Less:  valuation allowance           (4,077,530)       (921,000)
                                                   ------------    ------------
              Net deferred tax asset               $         --    $         --
                                                   ============    ============

NOTE 14 - COMMITMENTS AND CONTINGENCIES

       CAPITAL LEASE PAYABLE

       In February 2005, Midnight entered into an agreement to lease certain equipment under a capital lease. The equipment was then sublet to one of the service centers in which Midnight has a minority interest. Since both the lease and the sublease contain a bargain purchase option, the leases were treated as a purchase and sale. Future minimum lease payments under the capital lease are as follows:

    Years Ending
    December 31,                                                      2006
    ------------                                                    --------

       2007                                                         $ 13,376
       2008                                                           13,376
       2009                                                            3,344
                                                                    --------
       Total minimum lease payments                                   30,096
       Less: Amount representing interest                              1,966
                                                                    --------
       Present value of future minimum lease payments                 28,130
       Less: Current maturities                                       12,046
                                                                    --------
       Capital lease obligations, net of current maturities         $ 16,084
                                                                    ========


       CAPITAL LEASES RECEIVABLE

       Future minimum lease payments receivable under the capital leases are as follows:

    Years Ending
    December 31,                                                      2006
    ------------                                                    --------

       2007                                                         $ 64,449
       2008                                                           10,445
                                                                    --------
       Total minimum lease receipts                                   74,894
       Less: Amount representing interest                              3,399
                                                                    --------
       Present value of future minimum lease receipts                 71,495
       Less: Current maturities                                       61,130
                                                                    --------
       Capital lease receipts, net of current maturities            $ 10,365
                                                                    ========


       OPERATING LEASES PAYABLE

       Midnight leases locations for the operations of its stores. As of December 31, 2006, minimum future lease payments for these locations, in the aggregate, are as follows:

    Year ending                          Total Lease
    December 31,                         Obligation
    ------------                         -----------

       2007                              $   295,764
       2008                                  263,411
       2009                                  270,948
       2010                                  224,080
       2011                                  212,501
       Thereafter                          2,598,648
                                         -----------
       Total                             $ 3,865,352
                                         ===========

       Rent expense under operating leases approximated $697,735 and $467,707 for the years ended December 31, 2006 and 2005, respectively.

       OPERATING LEASES RECEIVABLE

       Midnight has entered into lease agreements with its joint venture partners providing rental income to Midnight. As of December 31, 2006, minimum future rental receipts, in the aggregate, are as follows:

    Year ending                          Total Lease
    December 31,                         Obligation
    ------------                         -----------

       2007                              $   311,246
       2008                                  316,907
       2009                                  324,831
       2010                                  247,369
       2011                                  224,199
       Thereafter                          3,119,632
                                         -----------
       Total                             $ 4,544,184
                                         ===========

       EMPLOYMENT AGREEMENTS

       Midnight has an employment agreement with its Chief Operating Officer which provides for an annual salary of $130,000, which was increased to $185,000 on January 12, 2007, and one million shares of Midnight's common stock which vest on August 28, 2008, the second anniversary of the employment contract. Based on performance incentives, the employee may be entitled to an annual bonus.

       CONSULTING AGREEMENTS

       Midnight entered into a consulting agreement on December 20, 2005, which modified an earlier agreement with the same consultants. The agreement was to identify opportunities to raise capital or obtain financing. This modified agreement calls for a fee of $261,000, of which $73,750 and $186,000 were outstanding at December 31, 2006 and 2005, respectively. In addition, the consultants are to receive 250,000 warrants exercisable for a period commencing June 30, 2006 and ending 5 years from date of issuance based upon an average of $0.02 (the holding period trading price).

       Midnight entered into a consulting agreement on December 20, 2005, which modified an earlier agreement with the same consultants. The agreement was to identify opportunities to raise capital or obtain financing. This modified agreement calls for a fee of $261,000, of which $73,750 and $186,000 were outstanding at December 31, 2006 and 2005, respectively. In addition, the consultants are to receive 250,000 warrants exercisable for a period commencing June 30, 2006 and ending 5 years from date of issuance based upon an average of $0.02 (the holding period trading price).

       On April 3, 2006, Midnight entered into a consulting agreement for the consultant to provide consulting services to Midnight. The consultant is to receive a consulting fee of $160,000 annually and has been granted warrants for the purchase of up to 150,000 shares of the common stock of Midnight, exercisable at $1.00 per share commencing July 1, 2006 through July 1, 2010. The consulting agreement, which was terminable upon 30 days written notice by either party, was mutually terminated on December 31, 2006.

       LITIGATION

       On October 3, 2006, The Mark Doren Revocable Trust and Mark Doren filed a suit against Midnight Holdings Group, Inc., All Night Auto - Grosse Pointe, Inc., Midnight Auto Franchise Corp., All Night Auto Stores, Inc., Richard J. Kohl, and Dennis Spencer in the Circuit Court of Wayne County, Michigan (the "DOREN LITIGATION"). The Doren Trust was the former landlord of All Night Auto - Grosse Pointe, Inc. with respect to an All Night Auto store located in Grosse Pointe Park, Michigan. That store was closed on or about September 2005. The lawsuit attempts to collect $158,000 of rent due under the lease for the remaining term from October 2005 through June 2007. Midnight has asserted defenses to the claims made in the complaint but at this time is unable to evaluate the likely outcome.

       On November 11, 2006, Midnight was served with a Complaint in the matter of BRIAN UNLIMITED DISTRIBUTION COMPANY ("BUDCO") V. MIDNIGHT AUTO FRANCHISE CORP., Oakland County Circuit Court Case No. 06-078275-CK. BUDCO sought damages of $153,800 plus interest and attorney fees. On January 10, 2007, the parties settled this matter through an agreement to pay an aggregate amount of $136,600 (without interest), through monthly payments of $4,000 each commencing on February 18, 2007; Midnight has the right to prepay the balance due at any time (provided it has not defaulted in the payment of any monthly installment) for 90% of the then-balance due. Upon any default in making monthly installments due under the settlement agreement, BUDCO has the right to reinstate the legal proceedings and enter a consent judgment in the amount of $153,800 plus interest accruing at the rate of 13% per annum from December 4, 2006, plus attorney fees of $4,800, less the amount of monthly installments made to the date of the default. This settlement was placed on the record in open court; the parties have also settled an order confirming the above terms.

       Pursuant to a November 27, 2006 demand letter, Mr. Prasad Pothini demanded the sum of $39,200 from Midnight in rescission of a Franchise Agreement entered into between Mr. Pothini and Midnight on April 1, 2004. The amount demanded represents the $29,500 franchise fee paid by Mr. Pothini plus accrued interest. Additionally, Mr. Pothini's demand letter contends that if Midnight rejected his rescission demand, he would be entitled to lost profits of $276,800. Midnight contends that Mr. Pothini never opened a franchise location because he never identified a suitable location for his franchise. Additionally, Midnight contends that Mr. Pothini was unable to obtain the necessary third party financing to open and operate a franchise location. Mr. Pothini contends that he could have obtained such financing and that Midnight improperly rejected potential locations proposed by him. Counsel for Midnight and Mr. Pothini have discussed Mr. Pothini's claims and the allegations and defenses asserted by each side, but Midnight has not offered any sum in settlement. Midnight is still evaluating Mr. Pothini's claims but at this time it is unable to evaluate the likely outcome of this dispute.

       On March 2, 2007, Imperial Marketing, Inc. filed a suit against Midnight Auto Franchise Corp. in the Circuit Court for Oakland County, Michigan, Case No. 07-081205-CZ (Langford-Morris, J.) (the "IMPERIAL LITIGATION"). Imperial provided marketing services to Midnight Auto Franchise Corp. but has since been replaced. The Imperial Litigation attempts to recover $67,325 plus costs, interest, and attorneys fees representing amounts allegedly owed to Imperial for marketing services. Midnight has defenses to the claims made in the complaint which it plans to assert in an answer, but at this time is unable to evaluate the likely outcome.

       On January 3, 2007, National Automotive, Inc. filed a suit against Midnight Auto Holdings, Inc. in the Mount Clemens, Michigan District Court (41B-1 District Court), Case No. 07-00394T-GC (the "NATIONAL AUTOMOTIVE LITIGATION"). The National Automotive Litigation attempts to recover $5,966 plus costs, allegedly owed on open account. National Automotive supplied inventory to one of Midnight's stores. When Midnight decided to close that store, it contacted National Automotive to take back the inventory on hand. The National Automotive Litigation arises out of a dispute over the proper amount of the restocking fee that should be charged to Midnight by National Automotive. Midnight contends that it is indebted to National Automotive in the amount of $2,534. Midnight is in settlement negotiations with National Automotive, but cannot evaluate the likely outcome at this time.

       On May 16, 2007, The Battery Terminal d/b/a Interstate Battery filed a small claims action against All Night Auto, Inc. in the Troy, Michigan (52-4 district) District Court (Small Claims Division), Case No. 07-001693-SC-01, seeking to recover $2,244 plus costs and interest allegedly due for open account sales. On July 9, 2007, All Night Auto, Inc. filed a motion for a more definite statement (seeking more information about plaintiff's claim). On August 27, 2007, the District Court (Small Claims Division) dismissed The Battery Terminal's complaint with prejudice after The Battery Terminal did not appear at the hearing on All Night Auto, Inc.'s motion for a more definite statement.

       On August 8, 2007, Hanlin Rainaldi Construction Corporation ("HRCC") filed a lawsuit against All Night Auto of Bloomington-Normal, LLC (d/b/a All Night Auto Mall) (an affiliate of Midnight), Eastland Mall, LLC, Eastland Medical Building, LLC, and BMJ Limited Partnership in the Eleventh Circuit Court (McLean County, Illinois), Case No. 07-CH284 (the "HANLIN-RAINALDI LITIGATION"). HRCC seeks to (A) recover $39,828, plus interest, costs, and attorney fees, allegedly owed for construction work building out the All Night Auto store in Bloomington-Normal, Illinois (Eastland Mall), and (B) foreclose on a mechanic's lien asserted by HRCC with respect to the store location. Midnight, which has only recently been served with the complaint, has not yet been able to evaluate the likely outcome.

NOTE 15 - COMMON STOCK

       During the year ended December 31, 2005, Midnight issued 6,622,020 common shares for $16,000 in cash and 94,589,561 shares in the reverse merger with Redox.

       During the year ended December 31, 2006, Midnight converted $32,324 of its convertible debt and $234,462 of associated embedded derivatives to 7,600,000 shares of common stock.

NOTE 16 - WARRANTS

       During 2005, warrants to purchase 5,220,000 shares of Midnight's common stock were granted to investors related to convertible notes.

       During 2006, warrants to purchase 8,600,000 shares of Midnight's common stock, related to convertible notes, were granted to investors, and warrants to purchase 150,000 shares were granted to a consultant for consulting services provided to Midnight.

       Summary information regarding warrants is as follows:

                                                                Weighted Average
                                                    Warrants     Exercise Price
                                                   ----------   ----------------

       Outstanding at December 31, 2004             1,100,000        $ 0.10

       Year ended December 31, 2005
            Granted                                 5,220,000          0.08
                                                   ----------        ------

       Outstanding at December 31, 2005             6,320,000          0.08

       Year ended December 31, 2006
            Granted                                 8,750,000          0.07
                                                   ----------        ------

       Outstanding at December 31, 2006            15,070,000        $ 0.08
                                                   ==========        ======

       Summary of warrants outstanding and exercisable as of December 31, 2006 is as follows:

       Exercise Price     Remaining Life     Outstanding    Exercisable
       --------------     --------------     -----------    -----------
           $ 1.00            2 - 4 years        250,000        250,000
           $ 0.08            4 - 5 years      8,020,000      8,020,000
           $ 0.06            4 - 5 years        700,000        700,000
           $ 0.04            4 - 5 years      5,100,000      5,100,000
           $ 0.005           2 - 3 years      1,000,000      1,000,000
                                             ----------     ----------
                                             15,070,000     15,070,000
                                             ==========     ==========

NOTE 17 - RESTATEMENTS

       During the first quarter of 2007, Midnight discovered errors in previously calculated amounts for Midnight's derivative liability, loss on derivative instruments, accrued convertible debt non-compliance costs, and costs of reverse merger for the year ended December 31, 2005. The errors resulted in an increase to the derivative liability in the amount of $3,858,710, an increase of loss on Midnight's derivative instruments in the amount of $816,211, a decrease in accrued debt non-compliance costs of $208,954, and an increase in costs of reverse merger in the amount of $3,039,108.

       During the first quarter of 2007, Midnight discovered errors in the previously recorded amounts, as of December 31, 2005, relating to the reverse merger with Redox. The errors resulted in an increase to additional paid-in capital and an increase in costs of reverse merger in the amount of $205,563.

       The balance sheet as of December 31, 2005 and the statement of operations for the year then ended have been restated as a result of the above errors. See the summaries of these restatements below:

                          MIDNIGHT HOLDINGS GROUP, INC.
                          RESTATEMENT OF BALANCE SHEET
                             AS OF DECEMBER 31, 2005

                                                         PREVIOUSLY           INCREASE/
                                                           STATED            (DECREASE)          RESTATEMENT
                                                        ------------        ------------        ------------

                     ASSETS

CURRENT ASSETS                                          $    324,666        $         --        $    324,666

NON-CURRENT ASSETS                                           999,014                  --             999,014
                                                        ------------        ------------        ------------

      Total assets                                      $  1,323,680        $         --        $  1,323,680
                                                        ============        ============        ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accrued debt non-compliance costs                    $  1,250,000    (1) $   (208,954)       $  1,041,046
   Derivative financial instruments                        8,180,957    (1)    3,858,710          12,039,667
   Other current liabilities                               2,070,417                  --           2,070,417
                                                        ------------        ------------        ------------
      Total current liabilities                           11,501,374           3,649,756          15,151,130

NON-CURRENT LIABILITIES                                      284,410                  --             284,410
                                                        ------------        ------------        ------------

       Total liabilities                                  11,785,784           3,649,756          15,435,540
                                                        ------------        ------------        ------------

MINORITY INTEREST                                             15,906                  --              15,906
                                                        ------------        ------------        ------------

STOCKHOLDERS' DEFICIT:
   Additional paid-in capital                                     --    (2)      205,563             205,563
   Accumulated deficit                                   (10,489,661)         (3,855,319)        (14,344,980)
   Other deficit items                                        11,651                  --              11,651
                                                        ------------        ------------        ------------
      Total stockholders' deficit                        (10,478,010)         (3,649,756)        (14,127,766)
                                                        ------------        ------------        ------------

      Total liabilities and stockholders' deficit       $  1,323,680        $         --        $  1,323,680
                                                        ============        ============        ============


    (1) To correct previously calculated amounts for Midnight's derivative liability, loss on derivative instruments, accrued convertible debt non-compliance costs and costs of reverse merger due to errors in the valuation model.

    (2) To correct previously recorded amounts for Midnight's additional paid in capital and cost of reverse merger due to a failure to adjust the derivative liability to market on the date of the reverse merger with Redox.

                         MIDNIGHT HOLDINGS GROUP, INC.
                     RESTATEMENT OF STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2005

                                                   PREVIOUSLY           INCREASE/
                                                     STATED             (DECREASE)          RESTATEMENT
                                                 -------------        -------------        -------------

REVENUES                                         $   2,024,149        $          --        $   2,024,149

COST OF REVENUES                                     1,462,243                   --            1,462,243
                                                 -------------        -------------        -------------

GROSS PROFIT                                           561,906                   --              561,906

EXPENSES:
   Operating expenses                                2,501,720                   --            2,501,720
   Derivative instrument expense                     5,375,059    (1)       816,211            6,191,270
   Cost of reverse merger                            1,733,018    (1)     2,833,545            4,772,126
                                                                  (2)       205,563
   Other expenses                                      287,775                   --              287,775
                                                 -------------        -------------        -------------

TOTAL EXPENSES                                       9,897,572            3,855,319           13,752,891
                                                 -------------        -------------        -------------

NET LOSS                                         $  (9,335,666)       $  (3,855,319)       $ (13,190,985)
                                                 =============        =============        =============

NET LOSS PER COMMON SHARE
   Basic and diluted                             $       (0.03)       $       (0.01)       $       (0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic and diluted                               372,394,615          372,394,615          372,394,615


    (1) To correct previously calculated amounts for Midnight's derivative liability, loss on derivative instruments, accrued convertible debt non-compliance costs and costs of reverse merger due to errors in the valuation model.

    (2) To correct previously recorded amounts for Midnight's additional paid in capital and cost of reverse merger due to a failure to adjust the derivative liability to market on the date of the reverse merger with Redox.


NOTE 18 - SUBSEQUENT EVENTS

       On January 12, 2007, Midnight entered into an employment agreement with its Chief Executive Officer which provides for an annual base salary of $275,000 in the first year, $355,000 in the second year, and $395,000 in the third year. The agreement automatically renews annually at the end of the initial term unless terminated by Midnight or the executive upon not less than 90 days notice prior to any renewal period. The agreement provides for various performance bonuses at the end of the first year which could reach 125% of the executives' base salary. The bonuses in future years are to be based on performance criteria, but the amounts have not been established. The agreement also grants stock options to acquire shares of common stock in an aggregate amount equal to 18.9% of Midnight's issued and outstanding capital stock as of the date of such employment agreement. Such stock options are to be issued pursuant to a stock option plan that is has not yet been adopted by Midnight. In addition, such stock options shall vest equally over the initial 3 years of the agreement and is exercisable at 110% of the fair market value per share on the date of grant.

       On January 12, 2007, Midnight entered into an employment agreement with its Executive Vice-President and Chief Financial Officer which provides for an annual base salary of $200,000, subject to review at the end of each year of the agreement. The agreement automatically renews annually at the end of the initial term unless terminated by Midnight or the executive upon not less than 90 days notice prior to any renewal period. The agreement also grants stock options to acquire shares of common stock in an aggregate amount equal to 2.5% of Midnight's issued and outstanding capital stock as of the date of such employment agreement. Such stock options are to be issued pursuant to a stock option plan that is has not yet been adopted by Midnight. In addition, such stock options shall vest equally over the initial 3 years of the agreement and is exercisable at 110% of the fair market value per share on the date of grant.

       Between January 2007 and August 2007, Midnight issued 10% callable secured convertible notes to four investors with 5,200,000 common stock purchase warrants, for an aggregate of $2,600,000. These new notes, together with accrued and unpaid interest, are convertible at any time at the option of the holder into shares of common stock of Midnight at the lesser of $0.02 per share or 25% of the average of the lowest 3 trading days from the last 20 trading days ending one day prior to the date of conversion. Interest is due at the end of each quarter. The face amounts of the notes are due three years from the date of issuance. The due dates range from January 18, 2010 to August 15, 2010. The warrants have a five year life with 1,500,000 exercisable at $0.04 per share and 3,700,000 exercisable at $0.08 per share.

       On March 30, 2007, Midnight entered into an agreement with one of its joint venture partners to acquire 51% of two of the corporate owned service centers - All Night Auto of Aurora and All Night Lube Express of Tinley Park. The joint venture partner acquired the 51% share for $80,000.

       On March 30, 2007, Midnight entered into an agreement to purchase three franchise operations from Elite Automotive Group, LLC - All-Night Auto of Warr Acres, All-Night Auto of Norman, and All-Night Auto of Yukon. The purchase price was $700,000 plus the assumption of capital leases for fixed assets in the amount of approximately $550,500.

       During the period from January 1, 2007 through August 17, 2007, Midnight converted $25,591 of its convertible debt to 13,550,000 shares of its common stock.