Form 10QSB
period 2007-03-31
MIDNIGHT HOLDINGS GROUP INC
filed 2007-12-20
CIK 833083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER  ENDED – March 31, 2007

OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______TO ______

COMMISSION FILE NUMBER 33-22142

MIDNIGHT HOLDINGS GROUP, INC.

Delaware (State or other jurisdiction of incorporation or organization)	55-0681106 (I.R.S. Employer Identification No.)

22600 Hall Road, Suite 205, Clinton Twp. MI (Address of principal executive offices)	48036 (Zip Code)

Issuer’s telephone number:	(586) 468-8741

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

Registrant had 746,034,887 issued and outstanding shares of common stock, par value $0.00005 per share, as of December 18, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [_]    No [X]

PART I –FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIDNIGHT HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	MARCH 31,	DECEMBER 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$111,570	$70,284
Accounts receivable	40,463	110,607
Marketable securities	10,052	9,780
Inventories	48,990	42,675
Prepaid expenses and other current assets	6,168	33,251
Current portion of deferred financing costs	145,958	140,852
Current portion of capital leases receivable	56,732	61,130
Current assets from discontinued operations	7,968	34,133
Total current assets	427,901	502,712

Property and equipment - net of $183,066 and $147,436
accumulated depreciation, respectively	462,795	188,996
Assets temporarily out of service, net	44,861	119,169
Assets held for sale, net	17,725	56,521
Goodwill	539,713	-
Other intangible assets	328,284	-
Investments in and advances to equity method investees	-	132,695
Long term portion of deferred financing costs	150,315	188,776
Long term portion of capital leases receivable	-	10,365
Accrued rental income	88,507	78,171
Deposits	50,510	54,100
Non-current assets from discontinued operations	45,206	50,222

Total assets	$2,155,817	$1,381,727

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,147,322	$1,279,484
Current portion of long-term debt	46,918	46,918
Current portion of capital lease obligations	107,740	12,046
Convertible notes payable	587,764	531,280
Accrued convertible debt non-compliance costs	604,679	604,679
Accrued expenses and other current liabilities	273,633	250,155
Income taxes payable	13,547	16,356
Accrued director's fees	125,000	125,000
Notes payable - related parties	110,000	110,000
Deferred Income	14,559	18,974
Derivative financial instruments	65,534,974	31,771,935
Current liabilities from discontinued operations	122,965	144,411
Total current liabilities	68,689,101	34,911,238

LONG-TERM LIABILITIES:
Line of credit	100,000	100,000
Long-term debt, net of unamortized discount of $71,800	338,939	72,360
Capitalized lease obligations, less current portion	410,626	16,084
Deferred rent	133,917	123,799
Total liabilities	69,672,583	35,223,481

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00005 par value; 1,000,000,000 shares
authorized; 478,383,691 and 476,333,691 shares issued
and outstanding at March 31, 2007 and December 31, 2006,
respectively	23,970	23,817
Additional paid-in capital	515,717	471,969
Accumulated deficit	(68,045,825)	(34,326,640)
Other comprehensive loss	(10,628)	(10,900)
Total stockholders' deficit	(67,516,766)	(33,841,754)

Total liabilities and stockholders' deficit	$2,155,817	$1,381,727

MIDNIGHT HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2007	2006

REVENUES:
Sales and service income	$882,074	$466,255
Royalty income	16,600	9,060
Total revenues	898,674	475,315

COST OF REVENUES	828,485	563,880

GROSS PROFIT (LOSS)	70,189	(88,565)

OPERATING EXPENSES	860,406	784,350

LOSS FROM OPERATIONS	(790,217)	(872,915)

OTHER INCOME (EXPENSES):
Derivative instrument expense	(32,413,424)	(106,439,079)
Loss from equity method investees	(365,256)	(49,500)
Interest expense	(218,971)	(85,736)
Interest income	1,282	2,398
Gain on sale of joint venture interest	67,006	-
Total other expenses	(32,929,363)	(106,571,917)

LOSS BEFORE DISCONTINUED OPERATIONS AND MINORITY INTEREST	(33,719,580)	(107,444,832)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	395	(111,434)

LOSS BEFORE MINORITY INTEREST	(33,719,185)	(107,556,266)

LOSS ATTRIBUTABLE TO MINORITY INTEREST	-	15,906

NET LOSS	(33,719,185)	(107,540,360)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on marketable security	272	681

COMPREHENSIVE LOSS	$(33,718,913)	$(107,539,679)

BASIC AND DILUTED NET LOSS PER SHARE FROM CONTINUING OPERATIONS	(0.07)	(0.23)
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	0.00	(0.00)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	477,565,358	468,733,692

MIDNIGHT HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,719,185)	$(107,540,360)
Net income (loss) from discontinued operations	395	(111,434)
Net loss from continuing operations	(33,719,580)	(107,428,926)
Adjustments to reconcile net loss to net
cash used in operating activities:
Derivative instrument expense	32,413,424	106,439,079
Loss attributable to minority interest	-	(15,906)
Gain on sale of joint venture interest	(67,006)	-
Depreciation expense	18,428	18,550
Amortization of deferred financing costs	33,355	27,891
Accretion of debt discount	76	-
Bad debt expense	8,957	-
Loss from abandonment of fixed assets	15,499
Loss on sale of fixed assets	10,637
Loss from equity method investee	365,256	49,500
Changes in assets and liabilities:
Accounts receivable	(193,149)	(29,773)
Inventories	(2,437)	-
Prepaid expenses and other current assets	27,084	1,717
Other assets	(2,500)	(150)
Deferred rent income	(10,336)	(12,085)
Deferred rent expense	10,118	50,486
Accounts payable	(127,891)	(207,506)
Accrued expenses and other current liabilities	80,671	55,877
Net cash used in continuing operations	(1,139,394)	(1,051,246)
Net cash (used in) provided by discontinued operations	5,114	(118,443)

NET CASH USED IN OPERATING ACTIVITIES	(1,134,280)	(1,169,689)

CASH FLOW FROM INVESTING ACTIVITIES
Payments received on capital lease	-	13,646
Cash received for sale of joint venture interest	80,000	-
Advances to joint ventures	(11,000)	(34,785)
Cash paid for Oklahoma acquisition	(350,000)	-
Proceeds from sale of fixed assets	12,700	-
Purchase of property and equipment	(11,346)	(10,843)
Net cash (used in) provided by continuing operations	(279,646)	(31,982)
Net cash provided by discontinued operations	6,953	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(272,693)	(31,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made on capital lease	11,817	(2,778)
Repayment of term loan	(11,621)	(10,991)
Proceeds from notes payable, net of financing costs	1,450,000	1,200,000
Net cash provided by continuing operations	1,450,196	1,186,231
Net cash used in discontinued operations	(1,937)	(273)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,448,259	1,185,958

NET CHANGE IN CASH AND CASH EQUIVALENTS	41,286	(15,713)

CASH AND EQUIVALENTS - beginning of period	70,284	24,984

CASH AND CASH EQUIVALENTS - end of period	$111,570	$9,271

SUPPLEMENTAL INFORMATION

Cash paid during the year for:
Interest	$15,752	$5,215
Income taxes	2,809	8,615

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible notes to equity	$8,141	$-
Embedded derivative converted to equity	35,760	-
Transfer of assets to equity method investee	9,837	-
Change in marketable security	272	681

MIDNIGHT HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Midnight Holdings Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Midnight's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the 10-KSB for the year ended December 31, 2006 have been omitted.

Note 2 – Going Concern

As set forth in the accompanying financial statements, Midnight incurred net losses for the three months ended March 31, 2007, has an accumulated deficit and a working capital deficit as of March 31, 2007.  These conditions raise substantial doubt as to Midnight’s ability to continue as a going concern. Management plans to raise funds through the sale of convertible notes and continues to seek financing to fund its operating losses and revenue growth plans. These financial statements do not include any adjustments that might be necessary if Midnight is unable to continue as a going concern.

Note 3 – Additional Borrowings

During the three months ended March 31, 2007, Midnight issued 10% callable secured convertible notes to four investors with 2,900,000 common stock purchase warrants, for an aggregate of $1,450,000.  The new  notes,  together  with accrued and unpaid interest, are convertible at any time at the option of the holder into shares of common  stock of Midnight at the lesser of $0.02 per share or 25% of the  average of the  lowest 3 trading  days from the last 20 trading days ending one day prior to the date of  conversion. Interest is due at the end of each quarter.  The face amounts of the notes are due three years from the date of issuance. The due dates range from January 18, 2010 to March 28, 2010.  The warrants have a five year life and are exercisable at $0.04 per share.

In  connection  with the notes and the  warrants,  Midnight entered into Registration Rights Agreements with the investors, requiring Midnight to file a  registration  statement  registering  200% of the shares of common  stock  issuable  upon  conversion  of the notes and the shares of common stock issuable upon repayment of the principal amount of the notes, including any interest accrued thereon, and 100% of the shares of common stock  issuable  upon  exercise of the  warrants.  The required registration statements have not yet been filed.

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

Note 4 – Derivative Liability

Midnight evaluated the application of SFAS 133 and EITF 00-19 for the conversion options on the notes and the warrants (see note 3).  Based on the guidance in SFAS 133 and EITF 00-19, Midnight concluded both the conversion option and the warrants were required to be accounted for as derivatives. Existing agreements as well as the convertible notes issued in the first quarter of 2007 have variable conversion prices resulting in an indeterminate number of shares to potentially be issued.  This creates the possibility that Midnight will not have enough available shares to settle all outstanding common stock equivalents.  SFAS 133 and EITF 00-19 require Midnight to bifurcate and separately account for the conversion option as an embedded derivative and the warrants as freestanding derivatives. Midnight is required to record the fair value of the conversion options and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Derivative instrument expense.”

Midnight used the Black Scholes pricing model to determine the fair values of the embedded conversion options derivatives and the warrants. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management's judgment, and which may impact net income or loss.  Midnight uses volatility rates based upon the closing stock price of industry competitors due to Midnight’s lack of historical trading history. Midnight uses a risk free interest rate which is the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. Midnight uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. Midnight used the following assumptions for the Black Scholes pricing model: market price on date of issuance; no expected dividend yield; expected volatility of 60%; risk-free interest rates of 4.41% to 5.24%; and option terms equal to the term of the warrant or term of the debenture for conversion options.

A summary of the convertible notes and derivative liability is as follows:

Carrying value of the notes at 12/31/2006	$531,280
2007 additional proceeds	1,450,000
Less: Amounts attributable to embedded derivatives	(1,393,516)
Carrying value of the notes at 3/31/2007	$587,764

Amounts attributable to derivative instrument liability at 12/31/2006	$31,771,935
2007 derivative instrument expense	32,413,424
Fair value of new derivative instrument	1,393,516
Less: Face value of notes converted	(8,141)
Less: Embedded derivative converted to equity	(35,760)
Amounts attributable to derivative instrument liability at 3/31/2007	$65,534,974

Amounts attributable to accrued debt non-compliance costs at 3/31/2007	$604,679

The proceeds from the issuance of the notes and warrants were first allocated to the warrant derivatives based on their fair values and then to the embedded derivatives based on their fair values.  To the extent that the fair values of the derivatives exceeded the proceeds a loss on derivatives was recognized at issuance date in the Consolidated Statements of Operations.  The discount to the notes created by the allocation of the proceeds to the derivatives will be amortized over the life of the notes using the effective interest method.

Note 5 – Common Stock

During the three months ended March 31, 2007, Midnight converted $8,141 of its convertible debt and $35,760 of associated embedded derivatives to 3,050,000 shares of common stock.

Note 6 – Accrued Convertible Debt Non-compliance Costs

As of March 31, 2007, Midnight's accrued debt non-compliance costs did not change from the $604,679 as of December 31, 2006. On September 5, 2007, the holders of Midnight's convertible notes agreed to waive all penalties accrued on all notes issued prior to that date and to waive all such penalties on those notes through December 31, 2007.

Note 7 – Acquisition of Subsidiary

On March 30, 2007, Midnight purchased the businesses of 3 franchise operations from Elite Automotive Group, LLC – All Night Auto of Warr Acres, All Night Auto of Norman, and All Night Auto of Yukon.  The purchase price was $1,121,306 which consisted of $350,000 cash, a note payable discounted to $278,124 and $493,182 of capital lease obligations.  Midnight purchased the three businesses to expand Midnight’s operations into Oklahoma.

Midnight estimated the fair value allocation of the purchase price as follows:

Fixed assets	$220,809
Inventory	32,500
Intangible assets - customer lists	328,284
Goodwill	539,713
Purchase price	$1,121,306

Note 8 – Sale of Subsidiaries

On March 30, 2007, Midnight entered into an agreement with one of its joint venture partners of which Midnight is a 49% owner. The joint venture partner acquired 100% of two of the corporate owned service centers – All Night Auto of Aurora, Inc., and All Night Lube Express of Tinley Park, Inc. The sale price for these two entities was $100,000. Midnight recognized a gain on the sale of these entities of $67,005.  The activity related to these two entities is included in continuing operations because Midnight retained a 49% interest in each location.

Note 9 – Subsequent Events

Between April 2007 and December 2007, Midnight issued 10% callable secured convertible notes to 4 investors with 6,432,290 common stock purchase warrants, for an aggregate of $3,217,645.  These new notes, together with accrued and unpaid interest, are convertible at any time at the option of the holder into shares of common stock of Midnight at the lesser of $0.02 per share or 25% of the average of the lowest 3 trading days from the last 20 trading days ending 1 day  prior to the  date of  conversion.  Interest is due at the end of each quarter.  The face amounts of the notes are due 3 years from the date of issuance.  The due dates range from May 1, 2010 to December 7, 2010.  The warrants have a 5 year life and are exercisable at $0.08 per share.

During the period from April 1, 2007 through December 18, 2007, Midnight converted $40,776 of its convertible debt to 265,647,160 shares of its common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB and any documents incorporated herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”)  We claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Any reference to the “Company, “Midnight,” the “Registrant”, the “Small Business Issuer”, “we”, “our” or “us” means Midnight Holdings Group, Inc.

    The following discussion and analysis should be read in conjunction with our unaudited financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006, and the notes thereto, all of which financial statements are included elsewhere in this Form 10-QSB.

Critical Accounting Policies
    Our discussion and analysis of our financial statements and the results of our operations are based upon our financial statements and the data used to prepare them. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we reevaluate our judgments and estimates including those related to revenues, bad debts, long-lived assets, and derivative financial instruments. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.

    Our significant accounting policies are disclosed in the Notes to our consolidated financial statements. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Revenue Recognition

    We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, which superseded SAB No. 101, “Revenue Recognition in Financial Statements”. Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our prices to buyers are fixed or determinable, and collectibility is reasonably assured.

    We derive a majority of our revenues from a combination of direct sales of automotive products and services to retail, commercial and fleet clients through Company owned service center/retail outlets as well as through services provides to our joint-venture partnerships and franchisees.

    These revenues generally consist of facility lease rents, percentages of the sales volume of our joint-venture partnerships. We are reimbursed for expenditures made on behalf of the joint-venture partnerships for property operating expenses, real estate taxes, maintenance and repairs, automotive tools, and equipment services and products.

    Revenues also include franchise royalties based upon a percentage of the gross revenue generated by each franchised location as well as other franchise related fees for services provided to franchisees under the terms of their franchise agreements (including, but not limited to, the initial franchisee fees and training fees).

Derivative Financial Instruments

    We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Income taxes

    We have a history of losses. These losses have generated sizable federal net operating loss (NOL) carry forwards, which approximated $11,600,000 at December 31, 2006.

    Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL and other deferred tax assets if it is “more likely than not” that we will not be able to utilize them to offset future income taxes. Due to our history of unprofitable operations, we have recorded a valuation allowance that fully offsets our deferred tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income.

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

Results of Operations:  Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006
Significant Transactions:

    The following significant transactions impacted the consolidated results of operations for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006:

    We were in the initial stages of opening additional service centers in 2006, and as such were increasing the operating expenses to provide the infrastructure to do so. As these newly opened service centers were in their infancy, they had not yet reach the level of attaining profitable operations. In addition, all of the services that were opened in 2006 were sold to our joint venture partners in 2007 and accordingly, the results of these operations while owned by us have been reclassified to income or loss from discontinued operations in both periods.

    We have obtained significant additional funding in the form of convertible callable secured notes, which has resulted in a considerable increase in the amount of interest expense incurred compared to the year ago period. This was necessary to fund the infrastructure to enable us to execute our business plan.

    The following discussion compares and discusses for each item below, our performance year to date, with the our year to date performance as of the same date in 2006 (“Year to Date”).

Revenues:

    Revenues for the quarter ended March 31, 2007 increased by $423,400 or 89% to $898,700 compared to the quarter ended March 31, 2006. Service center revenue increased $45,600 due to the expanded efforts of management to execute our business plan to expand our sales. Sales to our Joint Venture partners in the 2007 period increased by $184,200. This can be attributed to the greater reliance on our corporate purchasing and in turn, the selling of the products to the joint venture operations. Revenue from royalties on franchise operating sales increased by $7,500.

Cost of Sales:

    Our cost of sales for the quarter ended March 31, 2007 increased by $264,600 or 47% to $828,500 compared to cost of sales for the quarter ended March 31, 2006. The increase in cost of sales was attributable to the increase in sales, but at a lesser percentage of increase. This is due primarily to the sales of product to our joint venture operations which does not require any labor or shop costs.

Gross Profit:

    During the quarter ended March 31, 2007, gross profit increased by $158,800 or 179 % to $70,200 compared to the gross profit for the quarter ended March 31, 2006. The increase can be attributable to increased gross margin at the service center level as well as the greater profit percentage of the products being sold to the joint venture operations.

Operating Expenses

    During the quarter ended March 31, 2007, operating expenses increased by $76,100 or 10% to $860,400 compared to the operating expenses for the quarter ended March 31, 2006. The increase in operating expenses was primarily attributable to an increase in the Company’s infrastructure to execute its business plan.

Other Income and Expenses

    We incurred an increase in interest expense of $133,200 to $219,000 for the three months ended March 31, 2007 compared to the corresponding three month period of the prior fiscal year. This was due primarily to increased borrowing under convertible secured notes payable obtained to finance our business plan.

     Equity in losses of joint ventures in which we have a minority interest was $365,300 and $49,500 for the three months ended March 31, 2007 and 2006 respectively. This was primarily due to start up costs and expenses incurred by these joint ventures.  We had no unconsolidated affiliates during 2007 or 2006.

    Derivative instrument expense is explained in the discussion of critical accounting issues and further in the notes to the financial statements. The identification of, and accounting for, derivative instruments is complex. Our derivative instruments are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. The identification of, and accounting for, derivative instruments and the assumptions used to value them significantly affect our financial statements. For the quarter ended March 31, 2007, the derivative instrument expenses totaled $32,413,400 compared to $106,439,100 for the quarter ended March 31, 2006.

    During the quarter ended March 31, 2007, we sold two of our wholly owned subsidiaries to one of our joint venture partners, which resulted in a gain on the sale in the amount of $67,000.

Liquidity and Capital Resources

    Cash and cash equivalents totaled $111,600 as of March 31, 2007, an increase of $41,300 from December 31, 2006. Including the derivative instruments, we had a working capital deficit of $68,261,200 as of March 31, 2007 as compared to $34,408,500 as of December 31, 2006. A total of $65,535,000 of this was attributable to our derivative liabilities. Cash flows from operations and credit lines from banks are used to fund short-term liquidity and capital needs such as service center parts, salaries and capital expenditures. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we currently rely on asset leasing, loans from our investor group, term loans, revolving lines of credit, sale of common stock, and joint venture investors.

    Between January 1 and December 7, 2007, we obtained an additional $4,667,600 in funding from our investor group, with continued commitments for additional funding.

    We remain optimistic about our long term business prospects. However, we still face obstacles in achieving profitability. We anticipate that because of our team focus on our current operations and through our planned expansion efforts, we will experience substantial increases in revenue that will help the Company reach profitability during 2008 or 2009. We have invested a significant amount of our working capital, technical infrastructure and personnel time in preparing the Company for the anticipated revenue increases.

    We believe that cash generated from operations and additional financing, either in the form of additional borrowings or the equity market will be sufficient to meet our working capital requirements for the next 12 months. Our current business plan anticipates that new service center growth will be funded through “Launch Investors”. It is anticipated that such Launch Investors will fund the start up of new (A) service center operations each in the approximate amount of $200,000; (B) service center operations with the infrastructure to sell retail products in each in the approximate amount of $550,000; and/or (C) the start up of a new hub and spoke retail mall/remote service center operations each in the approximate amount of $775,000.  They will earn an estimated annual return between 15% and 18% on their investment plus principal repayment over the term of the investment – a minimum of one year and a maximum of three years. Additionally, in 2007, the Company began working on the expansion Midnight Auto Franchise Corp division and expects to begin warehouse distribution of its products and services to non-All Night Auto entities by the end of 2008. This estimate is a forward-looking statement that involves risks and uncertainties.

Equity

    During the three months ended March 31, 2007, we converted $8,141 of our convertible debt and $35,760 associated embedded derivatives to 3,050,000 shares of common stock.

    During the three months ended March 31, 2007 and 2006 respectively, no dividends were paid to holders of our common stock and we did not issue any preferred stock.

    As a publicly traded company, we expect to have access to capital through both the public equity and debt markets. We expect to have an effective registration statement authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock that will allow us to raise additional capital as necessary to fund expansion and growth activities in 2008. We anticipate that this combination of equity and debt sources will provide adequate liquidity so that we can continue to fund our growth needs and expansion activities.

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

ITEM 3.  CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

    At the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on our financial statements for the year ended December 31, 2006, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting.

    The deficiencies in our internal control related to the accounting for derivative instruments, accounting for equity method investments, expense recognition, and disclosure control deficiencies related to transactions involving discontinued operations and investment in equity method investees. Proper adjustments were made to correct these internal control deficiencies. Disclosure control deficiencies relating to these transactions have been appropriately corrected in this Annual Report on Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

PART II - - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In the ordinary course of business the Company may be subject to litigation from time to time. There is no past, pending or, to the Company’s knowledge, threatened litigation or administrative action (including litigation or action involving the Company’s officers, directors or other key personnel) which in the Company’s opinion has or is expected to have, a material adverse effect upon its business, prospects financial condition or operations other than:

    On October 3, 2006, The Mark Doren Revocable Trust and Mark Doren filed a suit against Midnight Holdings Group, Inc., All Night Auto – Grosse Pointe, Inc., Midnight Auto Franchise Corp., All Night Auto Stores, Inc. Richard J. Kohl and Dennis Spencer in the Circuit Court of Wayne County, Michigan (the “Doren Litigation”).  The Doren Trust was the former landlord of All Night Auto – Grosse Pointe, Inc. with respect to an All Night Auto store located in Grosse Pointe Park, Michigan.  That store was closed on or about September 2005.  The lawsuit attempted to collect $158,000 of rent due under the lease for the remaining term from October 2005 through June 2007.   The parties participated in the Court’s Case Evaluation program, and as a result on October 24, 2007: (a) this matter was dismissed with prejudice against defendants Kohl and Spencer in exchange for payment of $20,000 to plaintiff (which amount was paid by the Company pursuant to its indemnification obligations of Kohl and Spencer);  (ii) a judgment was entered against All Night Auto –Grosse Pointe, Inc. in the amount of $80,000; and, (iii) this matter was dismissed with prejudice against defendants Midnight Holdings Group, Inc., Midnight Auto Franchise Corporation and All Night Auto Stores, Inc.

    On November 11, 2006, Midnight Auto Franchise Corporation (MAFC) was served with a Complaint in the matter of Brian Unlimited Distribution Company (“BUDCO”) v. Midnight Auto Franchise Corp., Oakland County Circuit Court Case No.  06-078275-CK.  In its Complaint, BUDCO sought damages of $153,800 plus interest and attorney fees.  On January 10, 2007, the parties settled this matter through an agreement to pay an aggregate amount of $136,600 (without interest), through monthly payments of $4,000 each commencing on February 18, 2007; MAFC had the right to prepay the balance due at any time (provided it has not defaulted in the payment of any monthly installment) for 90% of the then-balance due.  Upon any default in making monthly installments due under the settlement agreement, BUDCO had the right to reinstate the legal proceedings and enter a consent judgment in the amount of $153,800, plus interest (accruing at the rate of 13% per annum from December 4, 2006), plus attorney fees of $4,800, less the amount of monthly installments made to the date of the default (the “Consent Judgment”).  This settlement was placed on the record in open court; the parties have also settled an order confirming the above terms.  MAFC subsequently defaulted in the payment of monthly installments, and pursuant thereto BUDCO entered the Consent Judgment against MAFC on September 20, 2007.  Since that date, MAFC has continued to make monthly payments of $4,000 each to BUDCO and BUDCO has not made any attempt to collect the Consent Judgment.  Additionally, the parties have discussed a settlement in which the Consent Judgment would be satisfied in full in exchange for a lump sum cash payment in a discounted amount from MAFC to BUDCO.

    Pursuant to a November 27, 2006demand letter, Mr. Prasad Pothini demanded the sum of $39,200 from the Company in rescission of a Franchise Agreement entered into between Mr. Pothini and the Company on April 1, 2004.

    The amount demanded represents the $29,500 franchise fee paid by Mr. Pothini, plus accrued interest.  Additionally, Mr. Pothini’s demand letter contends that if the Company rejected his rescission demand, he would be entitled to lost profits of $276,800. Mr. Pothini never opened a franchise location, because – as the Company contends – he never identified a suitable location for his franchise.  Additionally, the Company contends that Mr. Pothini was unable to obtain the necessary third party financing to open and operate a franchise location.  Mr. Pothini contends that he could have obtained such financing, and that the Company improperly rejected potential locations proposed by him. Counsel for the Company and Mr. Pothini have discussed Mr. Pothini’s claims and the allegations and defenses asserted by each side, but the Company has not offered any sum in settlement.  The Company is still evaluating Mr. Pothini’s claims but at this time it is unable to evaluate the likely outcome of this demand.

    On March 2, 2007, Imperial Marketing, Inc. filed a suit against Midnight Auto Franchise Corp. in the Circuit Court for Oakland County, Michigan, Case no. 07-081205-CZ (Langford-Morris, J.) (the “Imperial Litigation”).  Imperial provided marketing services to Midnight Auto Franchise Corp. but has since been replaced.  The Imperial Litigation attempts to recover $67,325 plus costs, interest and attorney fees representing amounts allegedly owed to Imperial for marketing services.  The Company and Imperial have agreed to settle this matter by a lump sum cash payment by the Company to Imperial in the amount of $28,500.

    On January 3, 2007, National Automotive, Inc. filed a suit against Midnight Auto Holdings, Inc. in the Mount Clemens, Michigan District Court (41B-1 District Court), case no. 07-00394T-GC (the “National Automotive Litigation”).  The National Automotive Litigation attempts to recover $5,966 plus costs, allegedly owed on open account.  National Automotive supplied inventory to one of the Company’s stores.  When the Company determined to close that store, it contacted National Automotive to take back the inventory on hand.  This dispute arises out of the proper amount of the “restocking fee” that should be charged to the Company by National Automotive.   The Company contends that it is indebted to National Automotive in the amount of $2,534.The Company is in settlement negotiations with National Automotive, but cannot evaluate the likely outcome at this time.

    On May 16, 2007,  The Battery Terminal d/b/a Interstate Battery filed a small claims action against All Night Auto, Inc. in the Troy, Michigan (52-4 district) District Court (Small Claims Division), case no. 07-001693-SC-01 seeking to recover 2,244 plus costs and interest allegedly due for open account sales.    The parties have tentatively settled this matter through a lump sum cash payment by the Company to plaintiff in the amount of $1,378.95.

    On November 8, 2007, Midnight Auto Franchise Corp. was served with a Complaint in the matter of OfficeMax Company v. Midnight Auto Franchise Corp., 52-4 District Court (Troy, Michigan), Case No.  07-C03414GC01.  In its Complaint, OfficeMax seeks to recover $9,439.88 for office supplies allegedly shipped to the Company on open account.  The Company has not answered the Complaint and cannot evaluate the likely outcome of this litigation at this time.

    Pursuant to a November 14, 2007 demand letter, Ed Weitz, a franchisee of Midnight Auto Franchise Corporation, pursuant to a July, 2002 Franchise Agreement, has alleged that MAFC has failed to provide site selection, training, and advertising for Mr. Weitz’s franchise, which he claims is a violation of the parties’ Franchise Agreement.  Mr. Weitz’s letter does not seek any damages, but instead proposes that the parties’ amend their franchise agreement to allow Weitz to continue operating under the All Night Auto trademark for a nominal royalty.  MAFC is investigating the allegations made in Weitz’s demand letter and cannot evaluate the likely outcome of this matter at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES ANDUSE OF PROCEEDS.

May 2007 Financing (the “May 2007 Financing”)

    On May 1, 2007, the Company entered into a Securities Purchase Agreement (the “May 2007 Financing Agreement”) with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $450,000 (the “May 2007 Financing Notes”), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 900,000 shares of Common Stock (the “May 2007 Financing Warrants”).

    Each of the May 2007 Financing Notes accrues interest at a rate of 10% per annum and matures on Mary 1, 2010.  Any amount of principal or interest on the May 2007 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the May 2007 Financing Notes until such principal and interest is paid. Each of the May 2007 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

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

    Contemporaneous with the execution and delivery of the May 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the “May 2007 Financing Registration Rights Agreement”), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the March 2007 Financing Notes and exercise of the May 2007 Financing Warrants (“May 2007 Financing Conversion Shares”).  The Company is under an obligation to register such May 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction.

    In order to induce the Purchasers to purchase the May 2007 Financing Notes and the May 2007 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated May 1, 2007 (the “May 2007 Financing Security Agreement”), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated May 1, 2007 (the “May 2007 Financing Intellectual Property Security Agreement”), granting the Purchasers a security interest in the intellectual property of the Company.

    The Company sold and issued the May 2007 Financing Notes and the May 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto.  In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four “accredited investors” (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

June 2007 Financing (the “June 2007 Financing”)

    On June 15, 2007, the Company entered into a Securities Purchase Agreement (the “June 2007 Financing Agreement”) with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $150,000 (the “June 2007 Financing Notes”), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 300,000 shares of Common Stock (the “June 2007 Financing Warrants”).

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

    Each of the June 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.08; provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the June 2007 Financing Warrants are exercisable pursuant to the Securities Act at the time of exercise (as discussed below), the June2007 Financing Warrants may be exercised on cashless basis.

    Contemporaneous with the execution and delivery of the June 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the “June 2007 Financing Registration Rights Agreement”), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the June 2007 Financing Notes and exercise of the June 2007 Financing Warrants (“June 2007 Financing Conversion Shares”).  The Company is under an obligation to register such June 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction.

    In order to induce the Purchasers to purchase the June 2007 Financing Notes and the June 2007 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated June 15, 2007 (the “June 2007 Financing Security Agreement”), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated June 15 2007 (the “June 2007 Financing Intellectual Property Security Agreement”), granting the Purchasers a security interest in the intellectual property of the Company.

    The Company sold and issued the June 2007 Financing Notes and the June 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto.  In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four “accredited investors” (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

July 2007 Financing (the “July 2007 Financing”)

    On July 2, 2007, the Company entered into a Securities Purchase Agreement (the “July 2007 Financing Agreement”) with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $150,000 (the “July 2007 Financing Notes”), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 300,000 shares of Common Stock (the “July 2007 Financing Warrants”).

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

    Each of the July 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.08; provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the July 2007 Financing Warrants are exercisable pursuant to the Securities Act at the time of exercise (as discussed below), the July2007 Financing Warrants may be exercised on cashless basis.

    Contemporaneous with the execution and delivery of the July 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the “July 2007 Financing Registration Rights Agreement”), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the July 2007 Financing Notes and exercise of the July 2007 Financing Warrants (“July 2007 Financing Conversion Shares”).  The Company is under an obligation to register such July 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction.

    In order to induce the Purchasers to purchase the July 2007 Financing Notes and the July 2007 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated July 2, 2007 (the “July 2007 Financing Security Agreement”), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated July 2, 2007 (the “July 2007 Financing Intellectual Property Security Agreement”), granting the Purchasers a security interest in the intellectual property of the Company.

    The Company sold and issued the July 2007 Financing Notes and the July 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto.  In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four “accredited investors” (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

August 2007 Financing (the “August 2007 Financing”)

    On August 15, 2007, the Company entered into a Securities Purchase Agreement (the “August 2007 Financing Agreement”) with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $400,000 (the “August 2007 Financing Notes”), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 800,000 shares of Common Stock (the “August 2007 Financing Warrants”).

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

    Contemporaneous with the execution and delivery of the August 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the “August 2007 Financing Registration Rights Agreement”), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the August 2007 Financing Notes and exercise of the August 2007 Financing Warrants (“August 2007 Financing Conversion Shares”).  The Company is under an obligation to register such August 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction.

    In order to induce the Purchasers to purchase the August 2007 Financing Notes and the August 2007 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated August 15, 2007 (the “August 2007 Financing Security Agreement”), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated August 15, 2007 (the “August 2007 Financing Intellectual Property Security Agreement”), granting the Purchasers a security interest in the intellectual property of the Company.

    The Company sold and issued the August 2007 Financing Notes and the August 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto.  In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four “accredited investors” (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

October 15, 2007 Financing (the “October 15, 2007 Financing”)

    On October 15, 2007, the Company entered into a Securities Purchase Agreement (the “October 15, 2007 Financing Agreement”) with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $300,000 (the “October 15, 2007 Financing Notes”), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 600,000 shares of Common Stock (the “October 2007 Financing Warrants”).

    Each of the October 15, 2007 Financing Notes accrues interest at a rate of 10% per annum and matures on October 15, 2010.  Any amount of principal or interest on the October 2007 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the October 15, 2007 Financing Notes until such principal and interest is paid. Each of the October 15, 2007 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

    Each of the October 15, 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.08; provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the October 15, 2007 Financing Warrants are exercisable pursuant to the Securities Act at the time of exercise (as discussed below), the October 25, 2007 Financing Warrants may be exercised on cashless basis.

    Contemporaneous with the execution and delivery of the October 15, 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the “October 15, 2007 Financing Registration Rights Agreement”), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the October 15, 2007 Financing Notes and exercise of the October  15, 2007 Financing Warrants (“October 2007 Financing Conversion Shares”).  The Company is under an obligation to register such October 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction.

    In order to induce the Purchasers to purchase the October 15, 2007 Financing Notes and the October 15, 2007 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated October 15, 2007 (the “October 15, 2007 Financing Security Agreement”), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated October 15, 2007 (the “October 15, 2007 Financing Intellectual Property Security Agreement”), granting the Purchasers a security interest in the intellectual property of the Company.

    The Company sold and issued the October 15, 2007 Financing Notes and the October  15,2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto.  In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four “accredited investors” (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

October 19,  2007 Financing (the “October 19, 2007 Financing”)

    On October 19, 2007, the Company entered into a Securities Purchase Agreement (the “October 2007 Financing Agreement”) with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $367,645 (the “October 19 2007 Financing Notes”), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 735,290 shares of Common Stock (the “October 19,  2007 Financing Warrants”).

    Each of the October 19, 2007 Financing Notes accrues interest at a rate of 10% per annum and matures on October 19, 2010.  Any amount of principal or interest on the October  19, 2007 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the October 19, 2007 Financing Notes until such principal and interest is paid. Each of the October 19, 2007 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

    Each of the October 19, 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.08; provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the October 19, 2007 Financing Warrants are exercisable pursuant to the Securities Act at the time of exercise (as discussed below), the October 19, 2007 Financing Warrants may be exercised on cashless basis.

Contemporaneous with the execution and delivery of the October 19, 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the “October 19, 2007 Financing Registration Rights Agreement”), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the October 19, 2007 Financing Notes and exercise of the October 19, 2007 Financing Warrants (“October 2007 Financing Conversion Shares”).  The Company is under an obligation to register such October 19, 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction.

In order to induce the Purchasers to purchase the October 2007 Financing Notes and the October 19, 2007 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated October 19, 2007 (the “October 19, 2007 Financing Security Agreement”), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated October 19 , 2007 (the “October 19,  2007 Financing Intellectual Property Security Agreement”), granting the Purchasers a security interest in the intellectual property of the Company.

The Company sold and issued the October 19, 2007 Financing Notes and the October 19, 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto.  In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four “accredited investors” (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities. October 19, 2007 Financing (the “October 2007 Financing”)

November  2007 Financing (the “November 2007 Financing”)

On November 8, 2007, the Company entered into a Securities Purchase Agreement (the “November 2007 Financing Agreement”) with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $800,000 (the “November 2007 Financing Notes”), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 1,600,000 shares of Common Stock (the “November 2007 Financing Warrants”).

Each of the November 2007 Financing Notes accrues interest at a rate of 10% per annum and matures on November 8, 2010.  Any amount of principal or interest on the November 2007 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the November 2007 Financing Notes until such principal and interest is paid. Each of the November 2007 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

Each of the November 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.08; provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the November 2007 Financing Warrants are exercisable pursuant to the Securities Act at the time of exercise (as discussed below), the November2007 Financing Warrants may be exercised on cashless basis.

Contemporaneous with the execution and delivery of the November 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the “November 2007 Financing Registration Rights Agreement”), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the November 2007 Financing Notes and exercise of the November 2007 Financing Warrants (“November 2007 Financing Conversion Shares”).  The Company is under an obligation to register such November 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction.

In order to induce the Purchasers to purchase the November 2007 Financing Notes and the November 2007 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated November 8, 2007 (the “November 2007 Financing Security Agreement”), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated November 8, 2007 (the “November 2007 Financing Intellectual Property Security Agreement”), granting the Purchasers a security interest in the intellectual property of the Company.

The Company sold and issued the November 2007 Financing Notes and the November 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto.  In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four “accredited investors” (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

December  2007 Financing (the “December 2007 Financing”)

On December 7, 2007, the Company entered into a Securities Purchase Agreement (the “December 2007 Financing Agreement”) with the Purchasers whereby the Purchasers agreed to purchase and the Company agreed to issue and sell, upon the terms and conditions set forth therein, (i) Callable Convertible Promissory Notes of the Company in the aggregate principal amount of $800,000 (the “December 2007 Financing Notes”), convertible into shares of Common Stock, and (ii) Stock Purchase Warrants exercisable for an aggregate of 1,600,000 shares of Common Stock (the “December 2007 Financing Warrants”).

Each of the December 2007 Financing Notes accrues interest at a rate of 10% per annum and matures on December 7, 2010.  Any amount of principal or interest on the December 2007 Financing Notes which is not paid when due will bear interest at the rate of 15% per annum from the due date of the December 2007 Financing Notes until such principal and interest is paid. Each of the December 2007 Financing Notes is convertible, at the option of the holder, into shares of Common Stock at a conversion ratio which reflects a discount, initially 25% (which may increase upon the occurrence of certain events), to the average of the three lowest trading prices of the Common Stock for the 20 trading days immediately preceding conversion.

Each of the December 2007 Financing Warrants is exercisable, at the option of the holder, for a period of 5 years from the date of issuance, at an exercise price per share of Common Stock purchased equal to $0.08; provided, that if the Company defaults under an obligation to register the shares of Common Stock for which the December 2007 Financing Warrants are exercisable pursuant to the Securities Act at the time of exercise (as discussed below), the December 2007 Financing Warrants may be exercised on cashless basis.

Contemporaneous with the execution and delivery of the December 2007 Financing Agreement, the parties thereto executed and delivered a Registration Rights Agreement (the “December 2007 Financing Registration Rights Agreement”), pursuant to which the Company granted certain registration rights under the Securities Act with respect to the Common Stock issuable upon conversion of the December 2007 Financing Notes and exercise of the December 2007 Financing Warrants (“December 2007 Financing Conversion Shares”).  The Company is under an obligation to register such December 2007 Financing Conversion Shares pursuant to the Securities Act within 120 days of the closing of the above-referenced transaction.

In order to induce the Purchasers to purchase the December 2007 Financing Notes and the December 2007 Financing Warrants, the Company agreed to execute and deliver to the Purchasers (i) a Security Agreement, dated December 7, 2007 (the “December 2007 Financing Security Agreement”), granting the Purchasers a security interest in the property of the Company, and (ii) an Intellectual Property Security Agreement, dated December 7, 2007 (the “December 2007 Financing Intellectual Property Security Agreement”), granting the Purchasers a security interest in the intellectual property of the Company.

The Company sold and issued the December 2007 Financing Notes and the December 2007 Financing Warrants in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto.  In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to an affiliated group of four “accredited investors” (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

EquityConversion

As of December 18, 2007 the Purchasers have elected to convert an aggregate amount of $81,241 of principal due to the Purchaserspursuant to the terms of callable convertible notes, dated April 28, 2004 (the “April 2004 Notes”), into an aggregate of 276,297,160 shares of Common Stock.

The Company issued such shares of Common Stock upon the partial conversion of the April 2004 Notesin reliance upon an exemption from registration pursuant to Section 4(2) of th Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to the Purchasers, who are an affiliated group of four “accredited investors” (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On September 5, 2007 the Purchasers forgave the Company for any accrued penalties or liquidated damages owed to the Purchasers as of such date pursuant to any of the Callable Secured Convertible Notes sold to the Purchasers by the Company and waived any of its rights under such Callable Secured Convertible Note with respect to any penalties or liquidated damages through December 31, 2007. The Purchasers did not forgive any accrued penalties or liquidated damages which are due or may become due pursuant to the Interest Notes nor did the Purchasers waive their rights under such Interest Notes with respect to such penalties or liquidated damages with respect to such Interest Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2007.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND INDEX OF EXHIBITS.

(a)               Exhibits required by Item 601 of Regulation S-B. The Exhibits below are required by Item 601 of Regulation S-B.

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant, pursuant to October 15, 2007 Financing.

4.2	Form of Common Stock Purchase Warrant, pursuant to October 19, 2007 Financing.

4.3	Form of Common Stock Purchase Warrant, pursuant to November 6, 2007 Financing.

10.1	Securities Purchase Agreement, dated as of October 15, 2007, by and among the Registrant and the Purchasers.

10.2	Security Agreement, dated as of October 15, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.3	Intellectual Property Security Agreement, dated as of October 15, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.4	Registration Rights Agreement, dated as of October 15, 2007, by and among the Registrant and the Purchasers.

10.5	Form of Callable Secured Convertible Note, pursuant to October 15, 2007 Financing.

10.6	Securities Purchase Agreement, dated as of October 19, 2007, by and among the Registrant and the Purchasers.

10.7	Security Agreement, dated as of October 19, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.8	Intellectual Property Security Agreement, dated as of October 19, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.9	Registration Rights Agreement, dated as of October 19, 2007, by and among the Registrant and the Purchasers.

10.10	Form of Callable Secured Convertible Note, pursuant to October 19, 2007 Financing.

10.11	Securities Purchase Agreement, dated as of November 6, 2007, by and among the Registrant and the Purchasers.

10.12	Security Agreement, dated as of November 6, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.13	Intellectual Property Security Agreement, dated as of November 6, 2007, by and among the Registrant and the secured parties listed as signatories thereto.

10.14	Registration Rights Agreement, dated as of November 6, 2007, by and among the Registrant and the Purchasers.

10.15	Form of Callable Secured Convertible Note, pursuant to November 6, 2007 Financing.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 20, 2007

MIDNIGHT HOLDINGS GROUP, INC.

By:	/s/ Nicholas A. Cocco
Nicholas A. Cocco
Chief Executive Officer

By:	/s/ Richard Kohl
Richard Kohl
Chief Financial Officer