Form 10QSB
period 2007-06-30
MIDNIGHT HOLDINGS GROUP INC
filed 2007-12-28
CIK 833083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED – June 30, 2007

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______TO ______

COMMISSION FILE NUMBER 33-22142

MIDNIGHT HOLDINGS GROUP, INC.

Delaware (State or other jurisdiction of incorporation or organization)	55-0681106 (I.R.S. Employer Identification No.)

22600 Hall Road, Suite 205, Clinton Twp. MI (Address of principal executive offices)	48036 (Zip Code)

Issuer’s telephone number:	(586) 468-8741

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Registrant had 925,167,997 issued and outstanding shares of common stock, par value $0.00005 per share, as of December 28, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

PART I –FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIDNIGHT HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	JUNE 30,	DECEMBER 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$58,091	$70,284
Accounts receivable	58,889	110,607
Marketable securities	-	9,780
Inventories	52,445	42,675
Prepaid expenses and other current assets	17,048	33,251
Current portion of deferred financing costs	151,249	140,852
Current portion of capital leases receivable	41,676	61,130
Current assets from discontinued operations	14,073	34,133
Total current assets	393,471	502,712

Property and equipment - net of $208,149 and $147,436
accumulated depreciation, respectively	453,946	188,996
Assets temporarily out of service, net	29,498	119,169
Assets held for sale, net	-	56,521
Goodwill	539,713	-
Other intangible assets	300,927	-
Investment in and advances to equity method investee	-	132,695
Long-term portion of deferred financing costs	110,460	188,776
Long-term portion of capital leases receivable	-	10,365
Accrued rental income	98,382	78,171
Deposits	70,928	54,100
Non-current assets from discontinued operations	42,939	50,222

Total assets	$2,040,264	$1,381,727

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,483,863	$1,279,484
Current portion of long-term debt	46,918	46,918
Current portion of capital lease obligations	110,811	12,046
Convertible notes payable	671,632	531,280
Accrued convertible debt non-compliance costs	604,679	604,679
Accrued expenses and other current liabilities	533,089	250,155
Income taxes payable	12,050	16,356
Accrued director's fees	140,000	125,000
Notes payable - related parties	110,000	110,000
Deferred Income	14,559	18,974
Derivative financial instruments	32,277,275	31,771,935
Current liabilities from discontinued operations	172,972	144,411
Total current liabilities	36,177,848	34,911,238

LONG-TERM LIABILITIES:
Line of credit	100,000	100,000
Long-term debt, net of unamortized discount of $65,205	316,064	72,360
Capitalized lease obligation, less current portion	380,881	16,084
Deferred rent	142,528	123,799
Total liabilities	37,117,321	35,223,481

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00005 par value; 1,000,000,000 shares
authorized; 483,883,691 and 476,333,691 shares issued and
outstanding at June 30, 2007 and December 31, 2006,
respectively	24,195	23,817
Additional paid-in capital	554,492	471,969
Accumulated deficit	(35,655,744)	(34,326,640)
Other comprehensive loss	-	(10,900)
Total stockholders' deficit	(35,077,057)	(33,841,754)

	$2,040,264	$1,381,727

MIDNIGHT HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

REVENUES:
Sales and service income	$1,486,047	$500,585	$2,368,121	$966,840
Royalty income	-	22,874	16,600	31,934
Total revenues	1,486,047	523,459	2,384,721	998,774

COST OF REVENUES	972,168	477,321	1,800,653	1,041,201

GROSS PROFIT (LOSS)	513,879	46,138	584,068	(42,427)

OPERATING EXPENSES	1,378,704	828,996	2,239,110	1,613,346

LOSS FROM OPERATION	(864,825)	(782,858)	(1,655,042)	(1,655,773)

OTHER INCOME (EXPENSES):
Derivative instrument expense	33,734,831	89,873,432	1,321,407	(16,565,647)
Loss from equity method investees	(157,690)	(48,762)	(522,946)	(98,262)
Loss on sale of marketable securities	(10,151)	-	(10,151)	-
Interest expense	(274,758)	(118,685)	(493,729)	(204,421)
Interest income	983	2,127	2,265	4,525
Gain on sale of joint venture interest	-	-	67,006	-
	33,293,215	89,708,112	363,852	(16,863,805)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS AND
MINORITY INTEREST	32,428,390	88,925,254	(1,291,190)	(18,519,578)

LOSS FROM DISCONTINUED OPERATIONS	(38,309)	(214,539)	(37,914)	(325,973)

INCOME (LOSS) BEFORE MINORITY INTEREST	32,390,081	88,710,715	(1,329,104)	(18,845,551)

LOSS ATTRIBUTABLE TO MINORITY INTEREST	-	-	-	15,906

NET INCOME (LOSS)	32,390,081	88,710,715	(1,329,104)	(18,829,645)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on marketable security	477	(502)	749	179

COMPREHENSIVE INCOME (LOSS)	$32,390,558	$88,710,213	$(1,328,355)	$(18,829,466)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE FROM
CONTINUING OPERATIONS	0.07	0.19	(0.00)	(0.04)
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE FROM
DISCONTINUED OPERATIONS	(0.00)	(0.00)	(0.00)	(0.00)
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.07	$0.19	$(0.00)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	480,795,779	469,100,176	479,189,492	468,917,946

MIDNIGHT HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	SIX MONTHS ENDED
	JUNE 30,	JUNE 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,329,104)	$(18,829,645)
Net loss from discontinued operations	(37,914)	(325,973)
Net loss from continuing operations	(1,291,190)	(18,503,672)
Adjustments to reconcile net loss to net
cash used in operating activities:
Derivative instrument income (expense)	(1,321,407)	16,565,647
Income attributable to minority interest	-	(15,906)
Gain on sale of joint venture interest	(67,006)	-
Amortization of intangible asset	27,357	-
Depreciation expense	44,249	37,101
Amortization of deferred financing costs	67,919	55,781
Accretion of debt discount	6,671	-
Bad debt expense	393,402	-
Loss on sale of marketable security	10,151	-
Loss from abandonment of fixed assets	15,499	-
Loss on sale of fixed assets	13,878	-
Loss from equity method investee	522,947	98,262
Changes in assets and liabilities:
Accounts receivable	(694,739)	(114,043)
Inventories	(5,892)	(3,061)
Prepaid expenses and other current assets	16,203	-
Other assets	(22,918)	-
Deferred rent income	(20,211)	(1,450)
Deferred rent expense	18,729	60,603
Accounts payable	208,651	(199,610)
Accrued expenses and other current liabilities	353,630	176,428
Net cash used in continuing operations	(1,724,077)	(1,843,920)
Net cash (used in) provided by discontinued operations	10,707	(341,583)

NET CASH USED IN OPERATING ACTIVITIES	(1,713,370)	(2,185,503)

CASH FLOW FROM INVESTING ACTIVITIES
Payments received on capital lease	-	27,562
Cash received for sale of joint venture interest	80,000	-
Advances to joint ventures	(69,972)	(68,709)
Cash paid for Oklahoma acquisition	(350,000)	-
Proceeds from sale of fixed assets	29,990	-
Purchase of property and equipment	(15,761)	(12,106)
Net cash used in continuing operations	(325,743)	(53,253)
Net cash (used in) provided by discontinued operations	7,283	(273)

NET CASH USED IN INVESTING ACTIVITIES	(318,460)	(53,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of marketable security	10,529	-
Principal payments made on capital lease	199	(5,597)
Repayment of term loan	(41,091)	(22,092)
Proceeds from notes payable, net of financing costs	2,050,000	2,254,927
Net cash provided by continuing operations	2,019,637	2,227,238
Net cash used in discontinued operations	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,019,637	2,227,238

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,193)	(11,791)

CASH AND EQUIVALENTS - beginning of period	70,284	24,984

CASH AND CASH EQUIVALENTS - end of period	$58,091	$13,193

SUPPLEMENTAL INFORMATION

Cash paid during the year for:
Interest	$49,135	$10,927
Income taxes	4,306	8,615

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible notes to equity	$16,441	$10,528
Embedded derivative converted to equity	66,460	188,237
Transfer of assets to equity method investee	9,837	-
Change in marketable security	749	179

MIDNIGHT HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Midnight Holdings Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Midnight's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2006 as reported in the 10-KSB for the year ended December 31, 2006 have been omitted.

Note 2 – Going Concern

As set forth in the accompanying consolidated financial statements, Midnight incurred net losses for the six months ended June 30, 2007 and has an accumulated deficit and a working capital deficit as of June 30, 2007. These conditions raise substantial doubt as to Midnight’s ability to continue as a going concern. Management plans to raise funds through the sale of convertible notes and continues to seek financing to fund its operating losses and revenue growth plans. The financial statements do not include any adjustments that might be necessary if Midnight is unable to continue as a going concern.

Note 3 – Additional Borrowings

During the six months ended June 30, 2007, Midnight issued 10% callable secured convertible notes to four investors with 4,100,000 common stock purchase warrants, for an aggregate of $2,050,000.  These new notes, together  with accrued and unpaid interest, are convertible at any time at the option of the holder into shares of common stock of Midnight at the lesser of $0.02 per share or 25% of the  average of the lowest 3 trading days from the last 20 trading days ending one day prior to the date of conversion. Interest is due at the end of each quarter. The face amounts of the notes are due three years from the date of issuance. The due dates range from January 18, 2010 to June 15, 2010. The warrants have a five year life and are exercisable at $0.04 per share.

In connection with the long term notes and the warrants, Midnight entered into Registration Rights Agreements with the investors, requiring Midnight to file a registration statement registering 200% of the shares of common stock issuable upon conversion of the notes and the shares of common stock issuable upon repayment of the principal amount of the notes, including any interest accrued thereon, and 100% of the shares of common stock issuable upon exercise of the warrants. The required registration statements have not yet been filed.

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

Note 4 – Derivative Liability

Midnight evaluated the application of SFAS 133 and EITF 00-19 for the conversion options on the notes and the warrants. Based on the guidance in SFAS 133 and EITF 00-19, Midnight concluded both the conversion option and the warrants were required to be accounted for as derivatives. Existing agreements as well as the convertible notes issued in the first six months of 2007 have variable conversion prices resulting in an indeterminate number of shares to potentially be issued. This creates the possibility that Midnight will not have enough available shares to settle all outstanding common stock equivalents. SFAS 133 and EITF 00-19 require Midnight to bifurcate and separately account for the conversion option as an embedded derivative and the warrants as freestanding derivatives. Midnight is required to record the fair value of the conversion options and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Derivative instrument income (expense).”

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

A summary of the convertible notes and derivative liability is as follows:

Carrying value of the notes at 12/31/2006	$531,280
2007 additional proceeds	2,050,000
Less: Amounts attributable to embedded derivatives	(1,909,648)
Carrying value of the notes at 6/30/2007	$671,632

Amounts attributable to derivative instrument liability at 12/31/2006	$31,771,935
2007 derivative instrument income	(1,321,407)
Fair value of new derivative instrument	1,909,648
Less: Face value of notes converted	(16,441)
Less: Embedded derivative converted to equity	(66,460)
Amounts attributable to derivative instrument liability at 6/30/2007	$32,277,275

Amounts attributable to accrued debt non-compliance costs at 6/30/2007	$604,679

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

Note 5 – Common Stock

During the six months ended June 30, 2007, Midnight converted $16,441 of its convertible debt and $66,460 of associated embedded derivatives to 7,550,000 shares of common stock.

Note 6 – Accrued Convertible Debt Non-compliance Costs

As of June 30, 2007, Midnight's accrued debt non-compliance costs did not change from the $604,679 as of December 31, 2006. On September 5, 2007, the holders of Midnight's convertible notes agreed to waive all penalties accrued on all notes issued prior to that date and to waive all such penalties on those notes through December 31, 2007.

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
Note 8 – Sale of Subsidiaries

On March 30, 2007, Midnight entered into an agreement with one of its joint venture partners of which Midnight is a 49% owner. The joint venture partner acquired 100% of two of the corporate owned service centers – All Night Auto of Aurora, Inc., and All Night Lube Express of Tinley Park, Inc. The sale price for these two entities was $100,000. Midnight recognized a gain on the sale of these entities of $67,006. The activity related to these two entities is included in continuing operations because Midnight retained a 49% interest in each location.

Note 9 – Subsequent Events

Between July 2007 and December 2007, Midnight issued 10% callable secured convertible notes to 4 investors with 5,230,880 common stock purchase warrants, for an aggregate of $2,617,645. These new notes, together with accrued and unpaid interest, are convertible at any time at the option of the holder into shares of common stock of Midnight at the lesser of $0.02 per share or 25% of the average of the lowest 3 trading days from the last 20 trading days ending 1 day  prior to the date of conversion.  Interest is due at the end of each quarter.  The face amounts of the notes are due 3 years from the date of issuance.  The due dates range from July 2, 2010 to December 7, 2010. The warrants have a 5 year life and are exercisable at $0.08 per share.

During the period from July 1, 2007 through December 27, 2007, Midnight converted $33,987 of its convertible debt to 336,378,961 shares of its common stock.

During September 2007, the Bloomington, Illinois joint venture location closed.

During December 2007, Midnight issued an aggregate of 104,935,000 shares of its common stock to employees and other outside parties. 89,935,000 shares were issued for services while 15,000,000 shares were issued to retire debt and its related interest.

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

Any reference to the “Company, “Midnight,” the “Registrant”, the “Small Business Issuer”, “we”, “our” or “us” means Midnight Holdings Group, Inc.

       The following discussion and analysis should be read in conjunction with our unaudited financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006, and the notes thereto, all of which financial statements are included elsewhere in this Form 10-QSB.

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

Results of Operations: Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Significant Transactions:

The following significant transactions impacted the consolidated results of operations for the Six month period ended June 30, 2007 compared to the six month period ended June 30, 2006:

       We were in the initial stages of opening additional service centers in 2006, and as such were increasing the operating expenses to provide the infrastructure to do so. As these newly opened service centers were in their infancy, they had not yet reach the level of attaining profitable operations. In addition, all of the services that were opened in 2006 were either sold to one of our joint venture partners in 2007 or were closed. The results of the operations that were closed have been reclassified to income or loss from discontinued operations in both periods.

       We have obtained significant additional funding in the form of convertible callable secured notes, which has resulted in a considerable increase in the amount of interest expense incurred compared to the year ago period. This was necessary to fund the infrastructure to enable us to execute our business plan.

       The following discussion compares and discusses for each item below, the Company’s performance year to date, with the Company’s year to date performance as of the same date in 2006 (“Year to Date”), and the Company’s performance for the calendar quarter covered by this Report, with the performance for the same calendar quarter in 2006 (“Quarter to Quarter”).

Revenues:

       During the six months ended June 30, 2007, revenues increased by $1,385,900 or 139% to $2,384,700 compared to the same six months performance in the prior fiscal year. Service center revenue increased $654,800 as the result of the acquisition of the Oklahoma operations purchased from a former franchisee, which contributed $500,500 of additional revenue in the second quarter of 2007 and an overall increase in store revenues of $154,300 as the result of increasing sales efforts at the store level and expanded efforts of management to execute our business plan to expand our sales. Sales to our Joint Venture partners in the 2007 period increased by $397,700. This can be attributed to the greater reliance on our corporate purchasing and in turn, the selling of the products to the joint venture operations, in addition to two of the service centers being sold to one of the Company’s Joint Venture partners at the end of the first quarter of 2007. Revenue from royalties on franchise operating sales decreased by $15,300 as the result of the sale of the operations of the franchisee to the Company at the end of the first quarter of 2007.

Revenues for the quarter ended June 30, 2007 increased by $962,600 or 184% to $1,486,000 compared to the quarter ended June 30, 2006.  Service center revenue increased $466,800 due to the expanded efforts of management to execute our business plan to expand our sales and the previously mentioned acquisition of the Oklahoma operations. Sales to our Joint Venture partners in the 2007 period increased by $518,700. This can be attributed to the greater reliance on our corporate purchasing and in turn, the selling of the products to the joint venture operations. Revenue from royalties on franchise operating sales decreased by $22,900. There were no franchise operations during the quarter ended June 30, 2007.

Cost of Sales:

       During the six months ended June 30, 2007, cost of sales increased by $759,500 or 73% to $1,800,700, compared to the same six months in the prior fiscal year. The increase in cost of sales was primarily attributable to an increase in labor costs during the initial startup of new service center openings.

       Our cost of sales for the quarter ended June 30, 2007 increased by $494,800 or 104% to $972,200 compared to cost of sales for the quarter ended June 30, 2006. The increase in cost of sales was attributable to the increase in sales, but at a lesser percentage of increase. This is due primarily to the sales of product to our joint venture operations which does not require any labor or shop costs and to the greater reliance on our corporate purchasing and in turn, the selling of the products to the joint venture operations.

Gross Profit:

       During the six months ended June 30, 2007, gross profit increased by $626,500 to $584,100 compared to the same six months in the prior year. The increase in gross profit can be attributed to increased sales of product to our joint venture operations which does not require any labor or shop costs and to the greater reliance on our corporate purchasing and in turn, the selling of the products to the joint venture operations.

       During the quarter ended June 30, 2007, gross profit increased by $467,700 to $513,900 compared to the gross profit for the quarter ended June 30, 2006. The increase in gross profit can be attributed to increased sales of product to our joint venture operations which does not require any labor or shop costs and to the greater reliance on our corporate purchasing and in turn, the selling of the products to the joint venture operations.

Operating Expenses:

       During the six months ended June 30, 2007, operating expenses increased by $625,800 or 39% to $2,239,100 compared to the same six months in the prior fiscal year. The increase in operating expenses was primarily attributable to an increase in the Company’s infrastructure to execute its business plan. The operating expenses did not increase significantly, even though revenue more than doubled in the comparable periods.

       During the quarter ended June 30, 2007, operating expenses increased by $549,700 or 66% to $1,378,700 compared to the operating expenses for the quarter ended June 30, 2006. The increase in operating expenses was primarily attributable to an increase in the Company’s infrastructure to execute its business plan, although the increases in expenses were substantially less that the increase in revenues, which increase approximately 184% for the comparative periods. The Company now has the infrastructure in place to execute its business plan.

Other Income and Expenses

We incurred an increase in interest expense of $289,300 to $493,700 for the six months ended June, 2007 compared to the corresponding six month period of the prior fiscal year. This was due to increased borrowing under convertible secured notes payable obtained to finance our business plan.

       Equity in losses of joint ventures in which we have a minority interest was $522,900 and $98,300 for the six months ended June 30, 2007 and 2006 respectively. This was primarily due to ongoing start up costs and expenses incurred by these joint ventures. We had no unconsolidated affiliates during 2007 or 2006.

       Derivative instrument expense is explained in the discussion of critical accounting issues and further in the notes to the financial statements. The identification of, and accounting for, derivative instruments is complex. Our derivative instruments are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. The identification of, and accounting for, derivative instruments and the assumptions used to value them significantly affect our financial statements. For the six months ended June 30, 2007, the derivative instrument income totaled $1,321,400, compared to an expense of $16,565,600 for the six months ended June 30, 2006.

       During the quarter ended March 31, 2007, we sold two of our wholly owned subsidiaries to one of our joint venture partners, which resulted in a gain on the sale in the amount of $67,000.

Liquidity and Capital Resources

       Cash and cash equivalents totaled $58,100 as of June 30, 2007, a decrease of $12,200 from December 31, 2006. Including the derivative instruments, we had a working capital deficit of $35,784,400 as of June 30, 2007 as compared to $34,408,500 as of December 31, 2006. A total of $32,277,300 of this was attributable to our derivative liabilities. Cash flows from operations and credit lines from banks are used to fund short-term liquidity and capital needs such as service center parts, salaries and capital expenditures. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we currently rely on asset leasing, loans from our investor group, term loans, revolving lines of credit, sale of common stock, and joint venture investors.

Between January 1 and December 18, 2007, we obtained an additional $4,667,645 in funding from our investor group, with continued commitments for additional funding.

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

Equity

       During the six months ended June 30, 2007, the Company converted $16,441 of its convertible debt and $66,400 of associated embedded derivatives to 7,550,000 shares of common stock.

       During the six months ended June 30, 2007 and 2006, no dividends were paid to holders of our common stock and we did not issue any preferred stock.

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

       The deficiencies in our internal control related to the accounting for derivative instruments, accounting for equity method investments, expense recognition, and disclosure control deficiencies related to transactions involving discontinued operations and investment in equity method investees. Proper adjustments were made to correct these internal control deficiencies. Disclosure control deficiencies relating to these transactions have been appropriately corrected in this Quarterly Report on Form 10-QSB. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were no changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

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

       On October 3, 2006, The Mark Doren Revocable Trust and Mark Doren filed a suit against Midnight Holdings Group, Inc., All Night Auto- Grosse Pointe, Inc., Midnight Auto Franchise Corp., All Night Auto Stores, Inc. Richard J. Kohl and Dennis Spencer in the Circuit Court of Wayne County, Michigan(the “Doren Litigation”).  The Doren Trust was the former landlord of All Night Auto – Grosse Pointe, Inc. with respect to an All Night Auto store located in Grosse Pointe Park, Michigan.  That store was closed on or about September 2005.  The lawsuit attempted to collect $158,000 of rent due under the lease for the remaining term from October 2005 through June 2007.   The parties participated in the Court’s Case Evaluation program, and as a result on October 24, 2007: (a) this matter was dismissed with prejudice against defendants Kohl and Spencer in exchange for payment of $20,000 to plaintiff (which amount was paid by the Company pursuant to its indemnification obligations of Kohl and Spencer);  (ii) a judgment was entered against All Night Auto – Grosse Pointe, Inc. in the amount of $80,000; and, (iii) this matter was dismissed with prejudice against defendants Midnight Holdings Group, Inc., Midnight Auto Franchise Corporation and All Night Auto Stores, Inc.

       On November 11, 2006, Midnight Auto Franchise Corporation (MAFC) was served with a Complaint in the matter of Brian Unlimited Distribution on Company (“BUDCO”) v. Midnight Auto Franchise Corp., Oakland County Circuit Court Case No. 06-078275-CK.  In its Complaint, BUDCO sought damages of $153,800 plus interest and attorney fees.  On January 10, 2007, the parties settled this matter through an agreement to pay an aggregate amount of $136,600 (without interest), through monthly payments of $4,000 each commencing on February 18, 2007; MAFC had the right to prepay the balance due at any time (provided it has not defaulted in the payment of any monthly installment) for 90% of the then-balance due.  Upon any default in making monthly installments due under the settlement agreement, BUDCO had the right to reinstate the legal proceedings and enter a consent judgment in the amount of $153,800, plus interest (accruing at the rate of 13% per annum from December 4, 2006), plus attorney fees of $4,800, less the amount of monthly installments made to the date of the default (the “Consent Judgment”).  This settlement was placed on the record in open court; the parties have also settled an order confirming the above terms.  MAFC subsequently defaulted in the payment of monthly installments, and pursuant thereto BUDCO entered the Consent Judgment against MAFC on September 20, 2007.  Since that date, MAFC has continued to make monthly payments of $4,000 each to BUDCO and BUDCO has not made any attempt to collect the Consent Judgment.  Additionally, the parties have discussed a settlement in which the Consent Judgment would be satisfied in full in exchange for a lump sum cash payment in a discounted amount from MAFC to BUDCO.

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

      On March 2, 2007, Imperial Marketing, Inc. filed a suit against Midnight Auto Franchise Corp. in the Circuit Court for Oakland County, Michigan, Case no. 07-081205-CZ (Langford-Morris, J.) (the “Imperial Litigation”).  Imperial provided marketing services to Midnight Auto Franchise Corp. but has since been replaced.  The Imperial Litigation attempts to recover $67,325 plus costs, interest and attorney fees representing amounts allegedly owed to Imperial for marketing services.  The Company and Imperial have agreed to settle this matter by a lump sum cash payment by the Company to Imperial in the amount of $28,500; this settlement was consummated on December 19, 2007.

       On January 3, 2007, National Automotive, Inc. filed a suit against Midnight Auto Holdings, Inc. in the Mount Clemens, Michigan District Court  (41B-1 District Court) case no. 07-00394T-GC (the “National Automotive Litigation”).  The National Automotive Litigation attempts to recover $5,966 plus costs, allegedly owed on open account.  National Automotive supplied inventory to one of the Company’s stores.  When the Company determined to close that store, it contacted National Automotive to take back the inventory on hand.  This dispute arises out of the proper amount of the “restocking fee” that should be charged to the Company by National Automotive.   The Company contends that it is indebted to National Automotive in the amount of $2,534.The Company is in settlement negotiations with National Automotive, but cannot evaluate the likely outcome at this time.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES ANDUSE OF PROCEEDS.

EquityConversion

       As of December 28, 2007,the Purchasers have elected to convert an aggregate amount of $82,751 of principal due to the Purchasers pursuant to the terms of callable convertible notes, dated April 28, 2004 (the “April 2004 Notes”), into an aggregate of 351,528,961 shares of Common Stock.

       The Company issued such shares of Common Stock upon the partial conversion of the April 2004 Notesin reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated pursuant thereto. In relying on such exemption, the Company considered that the transaction was the result of non-public offering (for which no advertisements or solicitations were made) to the Purchasers, who are an affiliated group of four “accredited investors” (as defined in Rule 501(a) of Regulation D under the Securities Act), with sophistication in investments of the same type as the Securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On September 5, 2007, the Purchasers forgave the Company for any accrued penalties or liquidated damages owed to the Purchasers as of such date pursuant to any of the Callable Secured Convertible Notes sold to the Purchasers by the Company and waived any of its rights under such Callable Secured Convertible Note with respect to any penalties or liquidated damages through December 31, 2007. The Purchasers did not forgive any accrued penalties or liquidated damages which are due or may become due pursuant to the Interest Notes nor did the Purchasers waive their rights under such Interest Notes with respect to such penalties or liquidated damages with respect to such Interest Notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the six months ended June 30, 2007.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND INDEX OF EXHIBITS.

(a)               Exhibits required by Item 601 of Regulation S-B. The Exhibits below are required by Item 601 of Regulation S-B.

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant, pursuant to October 15, 2007 Financing.*

4.2	Form of Common Stock Purchase Warrant, pursuant to October 19, 2007 Financing.*

4.3	Form of Common Stock Purchase Warrant, pursuant to November 6, 2007 Financing.*

10.1	Securities Purchase Agreement, dated as of October 15, 2007, by and among the Registrant and the Purchasers.*

10.2	Security Agreement, dated as of October 15, 2007, by and among the Registrant and the secured parties listed as signatories thereto.*

10.3	Intellectual Property Security Agreement, dated as of October 15, 2007, by and among the Registrant and the secured parties listed as signatories thereto.*

10.4	Registration Rights Agreement, dated as of October 15, 2007, by and among the Registrant and the Purchasers.*

10.5	Form of Callable Secured Convertible Note, pursuant to October 15, 2007 Financing.*

10.6	Securities Purchase Agreement, dated as of October 19, 2007, by and among the Registrant and the Purchasers.*

10.7	Security Agreement, dated as of October 19, 2007, by and among the Registrant and the secured parties listed as signatories thereto.*

10.8	Intellectual Property Security Agreement, dated as of October 19, 2007, by and among the Registrant and the secured parties listed as signatories thereto.*

10.9	Registration Rights Agreement, dated as of October 19, 2007, by and among the Registrant and the Purchasers.*

10.10	Form of Callable Secured Convertible Note, pursuant to October 19, 2007 Financing.*

10.11	Securities Purchase Agreement, dated as of November 6, 2007, by and among the Registrant and the Purchasers.*

10.12	Security Agreement, dated as of November 6, 2007, by and among the Registrant and the secured parties listed as signatories thereto.*

10.13	Intellectual Property Security Agreement, dated as of November 6, 2007, by and among the Registrant and the secured parties listed as signatories thereto.*

10.14	Registration Rights Agreement, dated as of November 6, 2007, by and among the Registrant and the Purchasers.*

10.15	Form of Callable Secured Convertible Note, pursuant to November 6, 2007 Financing.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the Company’s March 31, 2007 10QSB filed with the SEC on December 20, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 28, 2007

MIDNIGHT HOLDINGS GROUP, INC.

By:    /s/ Nicholas A. Cocco
           Nicholas A. Cocco
Chief Executive Officer

By:    /s/ Richard Kohl
          Richard Kohl
          Chief Financial Officer