Form 10QSB
period 2007-09-30
MIDNIGHT HOLDINGS GROUP INC
filed 2007-12-28
CIK 833083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED –September 30, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIDNIGHT HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$22,869	$70,284
Accounts receivable	73,742	110,607
Marketable securities	-	9,780
Inventories	66,760	42,675
Prepaid expenses and other current assets	18,639	33,251
Current portion of deferred financing costs	156,733	140,852
Current portion of capital leases receivable	28,622	61,130
Current assets from discontinued operations	793	34,133
Total current assets	368,158	502,712

Property and equipment - net of $239,258 and $147,436
accumulated depreciation, respectively	447,336	188,996
Assets temporarily out of service, net	27,732	119,169
Assets held for sale, net	-	56,521
Goodwill	539,713	-
Other intangible assets	273,570	-
Investment in and advances to equity method investee	-	132,695
Long-term portion of deferred financing costs	69,159	188,776
Long-term portion of capital leases receivable	-	10,365
Accrued rental income	108,256	78,171
Deposits	72,204	54,100
Non-current assets from discontinued operations	31,803	50,222

Total assets	$1,937,931	$1,381,727

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,743,384	$1,279,484
Current portion of long-term debt	46,918	46,918
Current portion of capital lease obligations	111,802	12,046
Convertible notes payable	804,210	531,280
Accrued convertible debt non-compliance costs	604,679	604,679
Accrued expenses and other current liabilities	777,325	250,155
Income taxes payable	8,747	16,356
Accrued director's fees	155,000	125,000
Notes payable - related parties	110,000	110,000
Deferred Income	10,144	18,974
Derivative financial instruments	33,005,624	31,771,935
Current liabilities from discontinued operations	177,662	144,411
Total current liabilities	37,555,495	34,911,238

LONG-TERM LIABILITIES:
Line of credit	100,000	100,000
Long-term debt, net of unamortized discount of $58,814	286,412	72,360
Capitalized lease obligation, less current portion	352,792	16,084
Deferred rent	151,139	123,799
Total liabilities	38,445,838	35,223,481

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00005 par value; 1,000,000,000 shares
authorized; 532,054,322 and 476,333,691 shares issued and
outstanding at September 30, 2007 and December 31, 2006,
respectively	26,604	23,817
Additional paid-in capital	865,192	471,969
Accumulated deficit	(37,399,703)	(34,326,640)
Other comprehensive loss	-	(10,900)
Total stockholders' deficit	(36,507,907)	(33,841,754)

	$1,937,931	$1,381,727

MIDNIGHT HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

REVENUES:
Sales and service income	$1,388,762	$596,677	$3,756,883	$1,563,517
Royalty income	-	24,034	16,600	55,968
Total revenues	1,388,762	620,711	3,773,483	1,619,485

COST OF REVENUES	1,101,066	576,990	2,901,719	1,618,191

GROSS PROFIT	287,696	43,721	871,764	1,294

OPERATING EXPENSES	969,436	917,344	3,208,546	2,530,690

LOSS FROM OPERATION	(681,740)	(873,623)	(2,336,782)	(2,529,396)

OTHER INCOME (EXPENSES):
Derivative instrument income (expense)	(624,036)	(4,049,765)	697,371	(20,615,412)
Loss from equity method investees	(125,300)	(66,033)	(648,246)	(164,295)
Loss on sale of marketable securities	-	-	(10,151)	-
Interest expense	(310,592)	(177,649)	(804,321)	(382,070)
Interest income	368	1,878	2,633	6,403
Gain on sale of joint venture interest	-	-	67,006	-
Other income	1,986	-	1,986	-
	(1,057,574)	(4,291,569)	(693,722)	(21,155,374)

LOSS BEFORE DISCONTINUED OPERATIONS AND MINORITY
INTEREST	(1,739,314)	(5,165,192)	(3,030,504)	(23,684,770)

LOSS FROM DISCONTINUED OPERATIONS	(4,645)	(36,826)	(42,559)	(362,799)

LOSS BEFORE MINORITY INTEREST	(1,743,959)	(5,202,018)	(3,073,063)	(24,047,569)

INCOME ATTRIBUTABLE TO MINORITY INTEREST	-	-	-	15,906

NET LOSS	(1,743,959)	(5,202,018)	(3,073,063)	(24,031,663)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on marketable security	-	-	749	179

COMPREHENSIVE LOSS	$(1,743,959)	$(5,202,018)	$(3,072,314)	$(24,031,484)

BASIC AND DILUTED NET LOSS PER SHARE FROM
CONTINUING OPERATIONS	(0.00)	(0.01)	(0.01)	(0.05)
BASIC AND DILUTED NET LOSS PER SHARE FROM
DISCONTINUED OPERATIONS	(0.00)	(0.00)	(0.00)	(0.00)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	494,989,582	471,239,670	484,514,065	469,700,359

MIDNIGHT HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,073,063)	$(24,031,663)
Net loss from discontinued operations	(42,559)	(362,799)
Net loss from continuing operations	(3,030,504)	(23,668,864)
Adjustments to reconcile net loss to net
cash used in operating activities:
Derivative instrument expense	(697,371)	20,615,411
Income attributable to minority interest	-	(15,906)
Gain on sale of joint venture interest	(67,006)	-
Amortization of intangible asset	54,714	-
Depreciation expense	71,517	58,044
Amortization of deferred financing costs	103,736	83,672
Accretion of debt discount	13,062	-
Bad debt expense	542,220	-
Loss on sale of marketable security	10,151	-
Loss from abandonment of fixed assets	15,499	-
Gain on sale of fixed assets	(7,699)	-
Loss from equity method investee	648,248	164,295
Changes in assets and liabilities:
Accounts receivable	(942,282)	(193,440)
Inventories	(20,207)	-
Prepaid expenses and other current assets	14,612	(78,073)
Other assets	(24,194)	(18,586)
Deferred rent income	(30,085)	(36,256)
Deferred rent expense	27,340	70,719
Accounts payable	463,757	44,815
Accrued expenses and other current liabilities	609,563	351,267
Net cash used in continuing operations	(2,244,929)	(2,622,902)
Net cash (used in) provided by discontinued operations	24,032	(336,202)

NET CASH USED IN OPERATING ACTIVITIES	(2,220,897)	(2,959,104)

CASH FLOW FROM INVESTING ACTIVITIES
Payments received on capital lease	-	41,756
Cash received for sale of joint venture interest	80,000	-
Advances to joint ventures	(111,401)	(133,810)
Cash paid for Oklahoma acquisition	(350,000)	-
Proceeds from sale of fixed assets	51,867	-
Purchase of property and equipment	(23,817)	(54,733)
Net cash used in continuing operations	(353,351)	(146,787)
Net cash (used in) provided by discontinued operations	7,283	(273)

NET CASH USED IN INVESTING ACTIVITIES	(346,068)	(147,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit agreements	-	4,927
Proceeds from sale of marketable security	10,529	-
Principal payments made on capital lease	(13,845)	(8,458)
Repayment of term loan	(77,134)	(33,353)
Proceeds from notes payable, net of financing costs	2,600,000	3,150,000
Net cash provided by continuing operations	2,519,550	3,113,116
Net cash used in discontinued operations	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,519,550	3,113,116

NET CHANGE IN CASH AND CASH EQUIVALENTS	(47,415)	6,952

CASH AND EQUIVALENTS - beginning of period	70,284	24,984

CASH AND CASH EQUIVALENTS - end of period	$22,869	$31,936

SUPPLEMENTAL INFORMATION

Cash paid during the year for:
Interest	$103,986	$15,148
Income taxes	7,609	8,615

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible notes to equity	$38,087	$25,516
Embedded derivative converted to equity	357,923	204,512
Transfer of assets to equity method investee	9,837	-
Change in marketable security	749	179

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

Note 2 – Going Concern

As set forth in the accompanying consolidated financial statements, Midnight incurred net losses for the nine months ended September 30, 2007 and has an accumulated deficit and a working capital deficit as of September 30, 2007. These conditions raise substantial doubt as to Midnight’s ability to continue as a going concern. Management plans to raise funds through the sale of convertible notes and continues to seek financing to fund its operating losses and revenue growth plans. The financial statements do not include any adjustments that might be necessary if Midnight is unable to continue as a going concern.

Note 3 – Additional Borrowings

During the nine months ended September 30, 2007, Midnight issued 10% callable secured convertible notes to four investors with 5,200,000 common stock purchase warrants, for an aggregate of $2,600,000. These new notes, together with accrued and unpaid interest, are convertible at any time at the option of the holder into shares of common stock of Midnight at the lesser of $0.02 per share or 25% of the  average of the lowest 3 trading days from the last 20 trading days ending one day prior to the date of  conversion. Interest is due at the end of each quarter. The face amounts of the notes are due three years from the date of issuance. The due dates range from January 18, 2010 to August 15, 2010. The warrants have a five year life and are exercisable at $0.04 per share.

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

A summary of the convertible notes and derivative liability is as follows:

Carrying value of the notes at 12/31/2006	$531,280
2007 additional proceeds	2,600,000
Less: Amounts attributable to embedded derivatives	(2,327,070)
Carrying value of the notes at 9/30/2007	$804,210

Amounts attributable to derivative instrument liability at 12/31/2006	$31,771,935
2007 derivative instrument income	(697,371)
Fair value of new derivative instrument	2,327,070
Less: Face value of notes converted	(38,087)
Less: Embedded derivative converted to equity	(357,923)
Amounts attributable to derivative instrument liability at 9/30/2007	$33,005,624

Amounts attributable to accrued debt non-compliance costs at 9/30/2007	$604,679

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

Note 5 – Common Stock

During the nine months ended September 30, 2007, Midnight converted $38,087 of its convertible debt and $357,923 of associated embedded derivatives to 55,720,631 shares of common stock.

Note 6 – Accrued Convertible Debt Non-compliance Costs

As of September 30, 2007, Midnight's accrued debt non-compliance costs did not change from the $604,679 as of December 31, 2006. On September 5, 2007, the holders of Midnight's convertible notes agreed to waive all penalties accrued on all notes issued prior to that date and to waive all such penalties on those notes through December 31, 2007.

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

Note 8 – Sale of Subsidiaries and Closure of Joint Venture Location

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

In September 2007, the Bloomington, Illinois joint venture location closed.

Note 9 – Subsequent Events

Between October 2007 and December 2007, Midnight issued 10% callable secured convertible notes to 4 investors with 4,130,880 common stock purchase warrants, for an aggregate of $2,067,645.  These new notes, together with accrued and unpaid interest, are convertible at any time at the option of the holder into shares of common stock of Midnight at the lesser of $0.02 per share or 25% of the average of the lowest 3 trading days from the last 20 trading days ending 1 day  prior to the  date of  conversion.  Interest is due at the end of each quarter.  The face amounts of the notes are due 3 years from the date of issuance.  The due dates range from October 15, 2010 to December 7, 2010.  The warrants have a 5 year life and are exercisable at $0.08 per share.

During the period from October 1, 2007 through December 27, 2007, Midnight converted $12,341 of its convertible debt to 288,208,330 shares of its common stock.

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

Any reference to the “Company, “Midnight,” the “Registrant”, the “Small Business Issuer”, “we”, “our” or “us” means Midnight Holdings Group, Inc.

       The following discussion and analysis should be read in conjunction with our unaudited financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006, and the notes thereto, all of which financial statements are included elsewhere in this Form 10-QSB.

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

Results of Operations:  Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Significant Transactions:

The following significant transactions impacted the consolidated results of operations for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006:

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

Revenues:

       During the nine months ended September 30, 2007, revenues increased by $2,154,000, or 133% to $3,773,500 compared to the same nine months performance in the prior fiscal year.  Service center revenue increased $878,200 as the result of the acquisition of the Oklahoma operations purchased from a former franchisee as well as from sales growth at the Joint-venture operations in Aurora, Illinois and Tempe Arizona. The Oklahoma operations contributed $977,000 of revenue in the third quarter of 2007, Poor overall economic conditions in Michigan contributed significantly to the Troy, Michigan location experiencing a decrease and the ineffectiveness of the Bloomington, Illinois store lead to a revenue decrease of $99,000 and the resulting closure of the Bloomington, Illinois location as of September 30, 2007.  Sales to our Joint Venture partners in both Illinois and Arizona for the 2007 period increased by $1,315,214. The increase is attributed to the increase in the Company’s purchasing power and in turn, the selling of the products to the joint venture operations as well as to the sale of two of service operations in Illinois being sold to one of the Company’s Joint Venture partners at the end of the first quarter of 2007. Revenue from royalties on franchise operating sales decreased by $39,400 as the result of the sale of the operations of the franchisee to the Company at the end of the first quarter of 2007.

       Revenues for the quarter ended September 30, 2007 increased by $768,100 or 124% to $1,388,800 compared to the quarter ended September 30, 2006.  Service center revenue increased $223,300. The Oklahoma operations contributed $496,700 of the service center increase, while the Tempe, AZ, Aurora, IL, Tinley Park, IL and Troy, MI stores contributed revenues of $892,100 which is a decrease of $273,400 primarily due to the decreasing economic conditions affecting the Troy, MI and Tinley Park, IL locations, respectively. Sales to our Joint Venture partners in the 2007 period increased by $223,316. This can be attributed to the greater reliance on our corporate purchasing and in turn, the selling of the products to the joint venture operations, in addition to two of the service centers being sold to one of the Company’s Joint Venture partners at the end of the first quarter of 2007. Revenue from royalties on franchise operating sales decreased by $24,000 as there were no franchise operations during the quarter ended September 30, 2007.

Cost of Sales:

       During the nine months ended September 30, 2007, cost of sales increased by $1,283,500 or 79% to $2,901,700, compared to the same nine months in the prior fiscal year. The increase in cost of sales follows the increase in revenue, but to a lesser percentage increase as the result of increasing sales to our Joint Venture partners which do not rely on labor.

       Our cost of sales for the quarter ended September 30, 2007 increased by $524,100 or 91% to $1,101,066 compared to cost of sales for the quarter ended September 30, 2006. The increase in cost of sales was attributable to the increase in sales, but at a lesser percentage of increase. This is due primarily to the sales of product to our joint venture operations which does not require any labor or shop costs and to the greater reliance on our corporate purchasing and in turn, the selling of the products to the joint venture operations.

Gross Profit:

       During the nine months ended September 30, 2007, gross profit increased by $870,500 to $871,800 compared to the nine months in the prior year. The increase in gross profit can be attributed to increased sales of product to our joint venture operations which does not require any labor or shop costs and to the greater reliance on our corporate purchasing and in turn, the selling of the products to the joint venture operations.

       During the quarter ended September 30, 2007, gross profit increased by $244,000 to $287,700 compared to the gross profit for the quarter ended September 30, 2006. The increase in gross profit can be attributed to increased sales of product to our joint venture operations which does not require any labor or shop costs and to the greater reliance on our corporate purchasing and in turn, the selling of the products to the joint venture operations.

Operating Expenses

       During the nine months ended September 30, 2007, operating expenses increased by $677,900 or 27% to $3,208,500 compared to the same nine months in the prior fiscal year. The increase in operating expenses was primarily attributable to an increase in the Company’s infrastructure to execute its business plan. The operating expenses did not increase significantly, even though revenue more than doubled in the comparable periods.

       During the quarter ended September 30, 2007, operating expenses increased by $52,000 or 6% to $969,400 compared to the operating expenses for the quarter ended September 30, 2006. The increase in operating expenses was primarily attributable to an increase in the Company’s infrastructure to execute its business plan. The increases in expenses were substantially less that the increase in revenues, which increased approximately 124% for the comparative periods. The Company now has the infrastructure in place to execute its business plan.

Other Income and Expenses

We incurred an increase in interest expense of $422,300 to $804,300 for the nine months ended September 30, 2007 compared to the corresponding nine month period of the prior fiscal year. This was due to increased borrowing under convertible secured notes payable obtained to finance our business plan.

       Equity in losses of joint ventures in which we have a minority interest was $648,200 and $164,300 for the nine months ended September 30, 2007 and 2006 respectively. This was primarily due to ongoing start up costs and expenses incurred by these joint ventures in addition to two service centers that were sold to one of the Joint Venture partners at the end of the first quarter of 2007.  We had no unconsolidated affiliates during 2007 or 2006.

       Derivative instrument expense is explained in the discussion of critical accounting issues and further in the notes to the financial statements. The identification of, and accounting for, derivative instruments is complex. Our derivative instruments are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. The identification of, and accounting for, derivative instruments and the assumptions used to value them significantly affect our financial statements. For the nine months ended September 30, 2007, the derivative instrument income totaled $697,400, compared to an expense of $20,615,400 for the nine months ended September 30, 2006.

       During the quarter ended March 31, 2007, we sold two of our wholly owned subsidiaries to one of our joint venture partners, which resulted in a gain on the sale in the amount of $67,000.

Liquidity and Capital Resources

       Cash and cash equivalents totaled $22,900 as of September 30, 2007, a decrease of $47,400 from December 31, 2006. Including the derivative instruments, we had a working capital deficit of $37,187,300 as of September 30, 2007 as compared to $34,408,500 as of December 31, 2006. A total of $33,005,600 of this was attributable to our derivative liabilities. Cash flows from operations and credit lines from banks are used to fund short-term liquidity and capital needs such as service center parts, salaries and capital expenditures. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we currently rely on asset leasing, loans from our investor group, term loans, revolving lines of credit, sale of common stock, and joint venture investors.

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

Equity

       During the nine months ended September 30, 2007, the Company converted $38,087 of its convertible debt and $357,923 of associated embedded derivatives to 55,720,631 shares of common stock.

       During the nine and three months ended September 30, 2007 and 2006 respectively, no dividends were paid to holders of our common stock and we did not issue any preferred stock.

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

PART II - OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES ANDUSE OF PROCEEDS.

EquityConversion

       As of December 28, 2007 the Purchasers have elected to convert an aggregate amount of $82,751 of principal due to the Purchaserspursuant to the terms of callable convertible notes, dated April 28, 2004 (the “April 2004 Notes”), into an aggregate of 351,528,961 shares of Common Stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the nine months ended September 30, 2007.

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

Dated: December 28, 2007

MIDNIGHT HOLDINGS GROUP, INC.

By:    /s/ Nicholas A. Cocco______
          Nicholas A. Cocco
Chief Executive Officer

By:    /s/ Richard Kohl_________
          Richard Kohl
                                                                                              Chief Financial Officer